Form 10-Q
period 2007-06-30
Pinnacle Gas Resources, Inc.
filed 2007-08-14
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33457

Pinnacle Gas Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0182582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Alger Street
Sheridan, WY	82801
(Address of principal executive offices)	(Zip code)

(307) 673-9710

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

29,022,301 shares of the registrant’s Common Stock were outstanding as of August 13, 2007.

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

•                  disruptions of, capacity constraints in or other limitations on our or others’ pipeline systems;

•                  our ability to effectively market our production;

•                  land issues and the costs associated with perfecting title for natural gas rights in some of our properties;

•                  our ability to develop and replace reserves;

•                  our dependence upon key personnel;

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

•                  general economic conditions; and

•      regional price differentials.

When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed under “Risk Factors.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.
Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$18,125	$4,762
Receivables
Accrued gas sales	1,540	2,364
Joint interest receivables, net of $100 allowance for doubtful accounts	6,038	9,237
Derivative instruments	1,958	2,856
Inventory of material for drilling and completion	239	271
Prepaid expenses	364	394
Total current assets	28,264	19,884
Property and equipment, at cost, net of accumulated depreciation	2,142	2,107
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	29,123	39,988
Unproved	88,164	85,094
Inventory of material for drilling and completion	1,102	944
Deposits	1,021	520
Restricted certificates of deposit	1,800	1,795
Total assets	$151,616	$150,332
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$22	$21
Trade accounts payable	8,653	17,567
Revenue distribution payable	7,241	7,301
Drilling prepayments from joint interest owners	154	289
Accrued liabilities	2,515	2,375
Total current liabilities	18,585	27,553
Asset retirement obligations	2,533	2,321
Derivative instruments	313	—
Production taxes, non-current	700	843
Long term debt-net of current portion	775	786
Total liabilities	22,906	31,503

Contingencies

Series A Redeemable Preferred stock, $0.01 par value; 25,000,000 authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 28,928,301 and 25,131,301 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	289	251
Additional paid-in capital	149,418	119,354
Accumulated deficit	(20,997)	(776)
Total stockholders’ equity	128,710	118,829
Total liabilities and stockholders’ equity	$151,616	$150,332

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands except share and per share data)
Revenues
Gas sales	$3,436	$2,972	$7,090	$6,599
Earn-in joint venture	—	—	—	379
Total revenues	3,436	2,972	7,090	6,978
Cost of revenues and expenses
Lease operating expenses	1,219	642	2,136	1,157
Production taxes	357	338	759	753
Marketing and transportation	898	454	1,683	860
General and administrative, net	1,220	1,716	2,327	2,486
Depreciation, depletion, amortization and accretion	1,612	1,573	3,096	3,045
Impairment of oil and gas properties	1,151	—	18,155	—
Total cost of revenues and expenses	6,457	4,723	28,156	8,301
Operating (loss)	(3,021)	(1,751)	(21,066)	(1,323)
Other income(expense)
Gain on derivatives	664	1,168	465	3,054
Interest income	251	304	298	313
Other income	113	118	224	168
Unrealized derivative loss	—	—	—	(26)
Interest expense	(78)	(24)	(142)	(59)
Total other income(expense)	950	1,566	845	3,450
Net (loss)/income before income taxes	(2,071)	(185)	(20,221)	2,127
Income taxes	—	—	—	—
Net (loss)/income	(2,071)	(185)	(20,221)	2,127
Preferred dividends	—	(19,719)	—	(20,964)
Net (loss) attributable to common stockholders	$(2,071)	$(19,904)	$(20,221)	$(18,837)
Basic net (loss) per share	$(0.08)	$(0.87)	$(0.79)	$(1.31)
Diluted net (loss) per share	$(0.08)	$(0.87)	$(0.79)	$(1.31)
Weighted average shares outstanding – basic	27,115,114	22,789,692	25,517,025	14,341,779
Weighted average shares outstanding – diluted	27,115,114	22,789,692	25,517,025	14,341,779

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net (loss)/income	$(20,221)	$2,127
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities
Impairment of oil and gas properties	18,155	—
Depreciation, depletion, amortization and accretion	3,096	3,045
Gain on derivatives	(465)	(3,028)
Allowance for doubtful accounts	—	100
Stock-based compensation	362	116
Changes in assets and liabilities
Decrease (increase) in receivables	4,023	(396)
Decrease (increase) in inventory of material for drilling and completion	32	(512)
Decrease (increase) in prepaid expenses	30	(81)
(Decrease) increase in accounts payable and accrued liabilities	(10,283)	2,399
Decrease in revenue distribution payable	(60)	(1,495)
(Decrease) increase in drilling prepayments	(135)	392
Net cash (used in)/provided by operating activities	(5,466)	2,667
Cash flows from investing activities
Capital expenditures — exploration and production	(11,491)	(40,301)
Capital expenditures — property and equipment	(421)	(681)
Purchase of restricted certificate of deposit	(5)	(1,606)
Increase in inventory held for exploration and development	(158)	—
Deposits	(501)	(501)
Realized gain/(loss) on derivatives	1,676	(115)
Proceeds from the sale of assets held for sale	—	394
Net cash used in investing activities	(10,900)	(42,810)
Cash flows from financing activities
Proceeds from the issuance of common stock	33,750	141,187
Issuance costs related to common stock	(4,010)	(11,252)
Dividends paid on preferred stock	—	(1,397)
Redemption of preferred stock	—	(52,174)
Repurchase and cancellation of common shares	—	(16,304)
Principal payments on note payable and capital leases	(11)	(74)
Net cash provided by financing activities	29,729	59,986
Net increase in cash and cash equivalents	13,363	19,843
Cash and cash equivalents at beginning of year	4,762	2,672
Cash and cash equivalents at end of year	$18,125	$22,515
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$1,368	$1,854
Asset retirement obligation included in oil and gas properties	113	618
Dividend paid in kind with the issuance of additional preferred stock	—	1,213
Derivative liability related to preferred stock	—	232
Cashless exercise of warrants and options	—	15,428
Inventory used in oil and gas properties	—	246
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$142	$59

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statements of Redeemable Preferred Stock and Stockholders’ Equity

			Stockholders’ Equity
	Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands except share amounts)
Balance at December 31, 2006	—	$—	25,131,301	$251	$119,354	$(776)	$118,829
Issuance of restricted shares	—	—	47,000	—	126	—	126
Sale of common stock for cash, net of offering costs of $4,010	—	—	3,750,000	38	29,702	—	29,740

Stock-based compensation	—	—	—	—	236	—	236
Net loss	—	—	—	—	—	(20,221)	(20,221)

Balance at June 30, 2007 (unaudited)	—	$—	28,928,301	$289	$149,418	$(20,997)	$128,710

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

Note 2 — Basis of Presentation

The accompanying unaudited financial statements include the Company’s proportionate share of assets, liabilities, income and expenses from the properties in which the Company has a participating interest.  The Company has no subsidiaries or affiliates with which intercompany transactions are recorded.

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2007.  The results for the quarterly period ended June 30, 2007 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the Company’s Registration Statement on Form S-1/A which was filed April 27, 2007 and declared effective May 10, 2007.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates with regard to the Company’s financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimate of the timing and cost of the Company’s future drilling activity, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the realizability of deferred tax assets, the estimates of expenses and timing of exercise of stock options, accrual of operating costs, capital expenditures and revenue, and estimates for litigation.

Oil and Gas Properties

The Company utilizes the full cost method of accounting for oil and gas producing activities. Under this method, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities are capitalized within a cost center. The Company’s oil and gas properties are all located within the United States, which constitutes a single cost center. The Company has not capitalized any overhead costs. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of gas properties and the gain significantly alters the relationship between capitalized costs and proved gas reserves of the cost center. Expenditures for maintenance and repairs are charged to lease operating expense in the period incurred.

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $0 and  $740,000  during the three and six months ended June 30, 2007, respectively. Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. As of June 30, 2007 and December 2006, the estimated salvage value was $6,048,000 and $5,736,000, respectively.

Under full cost accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed the sum of (1) the present value discounted at ten percent of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects;  plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation.  At June 30, 2007, the carrying amount of oil and gas properties exceeded the full cost ceiling limitation by approximately $1.2 million, based upon a natural gas price of $3.98 per Mcf in effect at that date.  The impairment of the Company’s oil and gas properties resulted from low commodity prices at June 30, 2007. Based on subsequent price decreases to approximately $3.30 per Mcf of gas at August 14, 2007, the carrying amount of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $9.7 million.  A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in the economically recoverable quantities could result in the recognition of an additional ceiling write-down of the Company’s oil and gas properties in future periods.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic loss per share for the three and six months ended June 30, 2006 and 2007 because potential common stock equivalents were anti-dilutive.   At June 30, 2006 and 2007, common stock equivalents of 1,005,000 and  990,000, respectively, were antidilutive as a result of the losses incurred and were excluded from the calculation of earnings per share.

All per share information for common stock has been retroactively restated for all periods to reflect the 25-for-1 stock split which took place on March 31, 2006.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2007 and December 31, 2006, the Company had recorded a full valuation allowance for its net deferred tax asset.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2007, the Company had no material uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of January 1, 2008 for the Company. SFAS No. 159 offers various options in electing to apply the provisions of this Statement, and at this time the Company has not made any decisions in its application to its financial position or results of operations.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using the Company’s best estimate of its credit-adjusted risk free rate. Revisions to the liability could occur due to changes in estimated abandonment costs or changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells.

The following is a summary of the Company’s asset retirement obligation activity for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2007		2006
	(unaudited)		(unaudited)
Beginning balance asset retirement obligations	$2,438	$2,321	$1,463	$1,277
Additional obligation added during the period	45	113	462	618
Obligations settled during the period	—	—	—	—
Revisions in estimates	—	—	—	—
Accretion expense	50	99	40	70
Ending balance of asset retirement obligations	$2,533	$2,533	$1,965	$1,965

Note 4 — Restricted Assets (certificates of deposit) and Deposits

Certificates of deposit. The Company holds a certificate of deposit (“CD”), which expired in July 2007, totaling $144,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company renewed the CD for an additional year expiring in July 2008 in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of June 30, 2007.  Additionally, the Company holds another CD for $627,000 which was issued in February 2006 and expires in February 2008.  This CD collateralizes a letter of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby and Deer Creek areas. The Company has included this amount in non-current assets as of June 30, 2007 because the Company also intends to renew the CD in order to maintain a power supply on a long-term basis. In April 2006, the Company issued a $1,029,000 letter of credit that expires in April 2008 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas.  The Company has included this amount in non-current assets as of June 30, 2007 because the Company anticipates it will be required to renew the letter of credit because construction of the pipeline and compression facility is not expected to be completed until the second quarter of 2009.

Deposits.  In addition, the Company has prepaid $1.0 million to EMIT Technologies, Inc. for the construction of a water treatment plant near the Cabin Creek drilling area.  The Company has also included approximately $20,000 related to royalty payments in deposits.  These amounts are included in Deposits in the accompanying balance sheet at June 30, 2007.

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

As of June 30, 2007 and 2006, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
June 30, 2007 (unaudited)
Natural Gas—Collar	1,000	$5.00-$5.20	10/04-9/07
Natural Gas—Collar	1,000	$6.50-$10.50	9/06-12/07
Natural Gas—Collar	3,000	$7.00-$9.05	1/07-12/07
Natural Gas—Collar	3,000	$6.50-$8.20	1/08-12/08
June 30, 2006 (unaudited)
Natural Gas—Collar	1,000	$5.00-$5.20	10/04-9/07
Natural Gas—Collar	750	$5.00-$5.50	10/04-9/06
Natural Gas—Collar	1,750	$6.70-$7.90	1/06-12/06
Natural Gas—Collar	3,000	$7.00-$9.05	1/07-12/07

The Company realized hedging gains of $1,240,000 and $203,000 during the three months ended June 30, 2007 and 2006, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $576,000 for the three months ended June 30, 2007 and an unrealized gain of $966,000 for the three months ended June 30, 2006.   The aggregate of these contracts resulted in a gain on derivatives of $664,000 and $1,169,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, the Company realized a hedging gain of $1,676,000 as compared to a hedging loss of $115,000 for the six months ended June 30, 2006. The Company had an unrealized loss of $1,211,000 for the six months ended June 30, 2007 and an unrealized gain of $3,169,000 for the six months ended June 30, 2006. The aggregate of these contracts resulted in a gain of derivatives of $465,000 and $3,054,000 for the six months ended June 30, 2007 and 2006, respectively. Unrealized and realized gains and losses are included in gains or losses on derivatives in the accompanying statements of operations. Because the Company’s derivative contracts were not accounted for as cash flow hedges, the Company classifies the realized gains and losses in the investing activities in the accompanying statements of cash flows.

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Note 6 — Stock Based Compensation

Options under Employee Option Plans

The Company has adopted a stock incentive plan containing both incentive and non-statutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. If the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, the exercise price cannot be less than 110% of the fair market value of such stock at the date of grant.

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At June 30, 2007, there were options to purchase 990,000 shares granted under the plan.

The options granted since formation in June 2003 vest as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

Stock-Based Compensation

At June 30, 2007, the Company had unvested options to purchase 619,250 shares with a weighted average grant date fair value of $1.3 million.  During the three and six months ended June 30, 2007, the Company granted options to purchase 45,000 and 120,000 shares of common stock, respectively, and recognized compensation expense of approximately $125,000 and $236,000, respectively. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2006 of approximately $1.3 million ratably over the next 3 years.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2006	1,035,000	$6.68
Granted	120,000	10.03
Canceled or forfeited	(165,000)	6.84

Outstanding, June 30, 2007	990,000	$7.06	5.22	$1,859,000

Exercisable, June 30, 2007	370,750	$5.31	4.26	$1,069,014
Weighted average fair value of options granted during the period		$10.03

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	3.3 years	137,500	$4.00	Black-Scholes
					(minimum value)
$4.80	350,000	4.8 years	163,750	$4.80	Black-Scholes
					(minimum value)
$5.20	112,500	5.5 years	22,500	$5.20	Black-Scholes
$8.40	45,000	7.0 years	—	$8.40	Black-Scholes
$11.00	345,000	6.1 years	47,000	$11.00	Black-Scholes
	990,000		370,750

Restricted Stock

The Company has a stock incentive plan whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees.  Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.

Effective February 12, 2007, the Company granted and issued an aggregate of 12,000 shares of restricted common stock to its non-employee directors and 25,000 shares of restricted common stock to certain employees pursuant to the Company’s stock incentive plan.  In addition, on March 26, 2007, the Company granted an additional 10,000 shares of restricted common stock to an employee pursuant to the stock incentive plan.  The 12,000 restricted shares issued to the non-employee directors will be fully vested on February 12, 2008.  The other restricted shares issued to employees will vest according to the option vesting schedule set forth above.  The Company recognized an expense of approximately $77,000 and $126,000 for the quarter and six months ended June 30, 2007, respectively, based on the fair value of the vested shares during the period.

A summary of the status and activity of the restricted stock for the six months ended June 30, 2007 is presented below.

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	36,360	$11.00
Granted	47,000	$11.00
Forfeited	(9,090)	$11.00
Vested	(9,090)	$11.00
Non-vested at June 30, 2007	65,180	$11.00

As of June 30, 2007, the Company had approximately $717,000 of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting period of 3 years.

Note 7 — Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a new $100 million credit facility (the “Credit Agreement”) with The Royal Bank of Scotland (“RBS”), with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent.  As of June 30, 2007, the borrowing base under the Credit Agreement was $22 million although the borrowing availability is less than the initial borrowing base due to covenant limitations. As of June 30, 2007, the borrowing availability was $16.7 million. The borrowing base is determined on a semi-annual basis and at such other times as may be requested by the borrower or administrative agent.  Borrowing under the Credit Agreement bears interest either: (i) at a domestic bank rate plus an applicable margin between 0.25% and 1.25% per annum based on utilization or (ii) on a sliding scale from the one, two, three, or six month LIBOR rate plus 1.25% to 2.25% per annum based on utilization. The Credit Agreement matures February 12, 2011 and replaced the Company’s previous credit facility.  The Credit Agreement with RBS is collateralized by substantially all of the Company’s producing assets.  At June 30, 2007, the Company had no debt outstanding under the Credit Agreement.  The Company used a portion of the net proceeds from its initial public offering in May 2007 to pay down all of the outstanding indebtedness under the Credit Agreement.

The Credit Agreement contains covenants that, among other things, restrict the Company’s ability, subject to certain exceptions, to do the following:

•      incur liens;

•      incur debt;

•      make investments in other persons;

•      declare dividends or redeem or repurchase stock;

•      engage in mergers, acquisitions, consolidations and asset sales or amend the Company’s organizational documents;

•      enter into certain hedging arrangements;

•      amend material contracts; and

•      enter into related party transactions.

With regard to hedging arrangements, the Credit Agreement provides that acceptable commodity hedging arrangements cannot be greater than 80 to 85%, depending on the measurement date, of the Company’s monthly production from its hydrocarbon properties that are used in the borrowing base determination and that the fixed or floor price of the Company’s hedging arrangements must be equal to or greater than the gas price used by the lenders in determining the borrowing base.

The Credit Agreement also requires that the Company satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) earnings before income taxes, depreciation, depletion, amortization and accretions (“EBITDA”) to cash interest expense of not less than 3.00 to 1.00, (ii) current ratio of not less than 1.00 to 1.00, (iii) total debt to annualized EBITDA of not more than 3.0 to 1.0, (iv) quarterly total senior debt to annualized EBITDA equal to or less than 3.0 to 1.0 until June 30, 2007 and 2.00 to 1.0 thereafter, and (v) total proved PV-10 value of reserves to total debt of at least 1.50 to 1.00.  The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. In addition, the Credit Agreement required us to cure specified title defects within certain time periods. Except for the title defect covenant the compliance with which was waived, the Company was in compliance with the covenants under the Credit Agreement as of June 30, 2007.

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of June 30, 2007, the Company had $797,000 outstanding in principal and interest on this mortgage.

Note 8 — Equity

Common Stock. In April 2006, the Company completed a private placement of 12,835,230 shares of common stock at a price of $11.00 per share.  The Company received net proceeds of approximately $129.9 million, before offering costs,  which were used as follows: (i) approximately $53.6 million to redeem all of the outstanding shares of Series A Redeemable Preferred Stock, including the payment of all accrued and unpaid dividends and a redemption premium, (ii) approximately $27.0 million for the acquisition of the Green River Basin assets, (iii) approximately $16.3 million to repurchase an aggregate of 1,593,783 shares of common stock at a price of $10.23 per share from certain stockholders, and (iv) approximately $33.0 million to fund the Company’s development drilling program, additional out of pocket offering costs and for general corporate purposes.

In May 2007, the Company completed an initial public offering of an aggregate of 3,750,000 shares of common stock at a price per share of $9.00, or $8.37 net of underwriters’ discounts and commissions.  In June 2007, the underwriters partially exercised their over-allotment option to purchase 258,614 shares of the Company’s common stock from certain selling stockholders. The Company received net proceeds of approximately $31.4 million from its initial public offering, before out of pocket offering costs of approximately $1.1 million, which were used to pay down the $7.0 million outstanding under the Credit Agreement and will be used to fund the Company’s drilling program and for general corporate purposes.

Preferred Stock. As of June 30, 2007, there were no shares of preferred stock issued and outstanding. In April 2006, following the initial closing of the Company’s private placement discussed above, the Company redeemed all of the outstanding shares of Series A Redeemable Preferred Stock with a portion of the proceeds from the private placement including the payment of accrued and unpaid dividends of $1.4 million.  The difference between the redemption price and the carrying value of the Series A Redeemable Preferred Stock resulted in a $19.6 million redemption premium that was recorded as a dividend expense in the accompanying statements of operations for the three and six months ended June 30, 2006.

Warrants. As of December 31, 2005, there were Series A warrants outstanding to purchase an aggregate 10,530,725 shares of common stock with an exercise price of $4.00 per share. However, immediately prior to the initial closing of the private placement, all outstanding warrants and 1,168,204 escalating options were exchanged in a cashless transaction into an aggregate of 8,062,584 shares of common stock.  As of June 30, 2007, there were no outstanding warrants to purchase shares of the Company’s common stock.

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

Note 10 — Subsequent Events

Effective July 1, 2007, the Company granted 54,000 shares of restricted  common stock to certain employees. These restricted shares will vest equally in one-third increments over the three years from the date of grant.

On July 20, 2007, the Company entered into employment agreements with certain of its executive officers. In conjunction with the employment agreements, these executive officers were granted  an aggregate of 50,000 shares of restricted common stock.  These restricted shares will vest equally in one-third increments on the third, fourth and fifth anniversary of the grant date.

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

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We were formed in June 2003 as a Delaware corporation by funds affiliated with DLJ Merchant Banking III, Inc., which we refer to collectively as DLJ Merchant Banking, and subsidiaries of Carrizo Oil & Gas, Inc., or Carrizo, and U.S. Energy Corporation, or U.S. Energy.  We primarily focus our efforts on the development of CBM properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of June 30, 2007, we owned natural gas and oil leasehold interests in approximately 478,000 gross (332,000 net) acres, approximately 94% of which are undeveloped. As of February 28, 2007, we had estimated net proved reserves of approximately 25.9 Bcf based on the CIG index price of $6.28, with a pre-tax PV-10 value of $54.8 million.  We drilled 41 gross (25 net) wells and completed 72 gross (45 net) wells during the six months ended June 30, 2007, and we operated 100% of those wells. We incurred capital expenditures of $11.5 million during the six months ended June 30, 2007 related to drilling, completion and infrastructure costs on our undeveloped acreage in our Kirby, Deer Creek, Cabin Creek and Green River Basin areas.

Recent Developments

In May 2007, we completed an initial public offering of an aggregate of 3,750,000 shares of our common stock at a price per share of $9.00, or $8.37 net of the underwriters’ discounts and commissions, and received approximately $30.3 million of net proceeds after offering expenses.  In June 2007, the underwriters partially exercised their over-allotment option to purchase 258,614 shares of our common stock from certain selling stockholders.

As of June 30, 2007, we had no outstanding debt under our credit facility.  As of May 30, 2007, we had $7.0 million of outstanding borrowings under our credit facility.  We used a portion of the net proceeds from our initial public offering in May 2007 to pay down all of the outstanding indebtedness under our credit facility.  Please see “—Liquidity and Capital Resources—Credit Facility” for further information regarding our credit facility.

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

Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $0 and $740,000, respectively,  during the three and six months ended June 30, 2007. Abandonment of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. As of June 30, 2007 and December 31, 2006, the estimated salvage value was $6,048,000 and $5,736,000, respectively.

Under full cost accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed the sum of (1) the present value discounted at ten percent of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects;  plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation.  At June 30, 2007, the carrying amount of oil and gas properties exceeded the full cost ceiling limitation by approximately $1.2 million, based upon a natural gas price of $3.98 per Mcf in effect at that date.  The impairment of the our oil and gas properties resulted from low commodity prices at June 30, 2007. Based on subsequent price decreases to approximately $3.30 per Mcf of gas at August 14, 2007, the carrying amount of our oil and gas properties exceeded the full cost ceiling limitation by approximately $9.7 million.  A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in the economically recoverable quantities could result in the recognition of an additional ceiling write-down of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At June 30, 2007 and December 31, 2006, there was no such liability recorded. Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which in turn, could impact the recording of liabilities in the future. Gas sales accrual at June 30, 2007 and December 31, 2006 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at June 30, 2007 and December 31, 2006, the impact would have been a $478,000 and $319,000 change, respectively.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have a $254,000 effect on our asset retirement obligation liability.

The following is a summary of our asset retirement obligation activity for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30
	2007		2006
	(unaudited)		(unaudited)
Beginning balance asset retirement obligations	$2,438	$2,321	$1,463	$1,277
Additional obligation added during the period	45	113	462	618
Obligations settled during the period	—	—	—	—
Revisions in estimates	—	—	—	—
Accretion expense	50	99	40	70
Ending balance of asset retirement obligations	$2,533	$2,533	$1,965	$1,965

Inventory

We acquired inventory of oil and gas equipment, primarily tubulars, in 2007 and 2006, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in other assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would cause a $113,000 reduction in our inventory valuation as of June 30, 2007. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we record an impairment. No impairments were recorded during the year ended December 31, 2006 or the six months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts. A 10% change in well counts for the three and six months ended June 30, 2007 would have increased or decreased our expenses billed to working interest owners by approximately $49,000 and $75,000, respectively. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2007 and December 31, 2006 we had recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2007, we had no material uncertain tax positions.

Derivatives

We use derivative instruments to manage our exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. We account for derivative instruments or hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Please see note 5 included in the accompanying unaudited Notes to Financial Statements for additional discussions of derivatives.

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

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded $100,000 at June 30, 2007 and December 31, 2006, respectively.

Transportation Costs

We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic loss per share for the six months ended June 30, 2006 as potential common stock equivalents were anti-dilutive.   Common stock equivalents of 990,000 and 1,005,000  at June 30, 2007 and 2006, respectively,  were excluded because they were anti-dilutive due to the losses incurred in the periods.

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

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the three months ended June 30, 2007, the NYMEX natural gas index price ranged from a high of $8.19 per MMBtu to a low of  $6.66 per MMBtu, while the CIG natural gas index price ranged from a high of $6.96 per MMBtu to a low of $0.78 per MMBtu.  During the six months ended June 30, 2007, the NYMEX natural gas index price ranged from a high of $8.19 per MMBtu to a low of $6.16 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.78 per MMBtu. During the year ended December 31, 2006, the NYMEX natural gas index price ranged from a high of $11.23 per MMBtu to a low of $4.20 per MMBtu, while the CIG natural gas index price ranged from a high of $7.90 per MMBtu to a low of $1.30 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the valuation of potential property acquisitions. During the three and six months ended June 30, 2007, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated.  As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to trade at a discount to the NYMEX natural gas index price.  Two major projects that are expected to be completed in 2008 will increase takeaway capacity from these hubs, and we expect that they will therefore help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price.

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Net loss attributable to stockholders for the three months ended June 30, 2007 was $2.1 million, or $0.08 per diluted share, on total revenues of $3.4 million. Net loss attributable to stockholders for the three months ended June 30, 2007 included a $0.6 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such a change in the valuation, we would have shown a net loss attributable to stockholders of $1.5 million on total revenues of $3.4 million. This compares to net loss attributable to stockholders of $19.9 million for the three months ended June 30, 2006 on total revenues of $3.0 million. Adjusted for an unrealized gain in the fair valuation of our natural gas hedges in place of $1.0 million, our results for the three months ended June 30, 2006 would have been a net loss attributable to stockholders of $20.9 million on total revenues of $3.0 million.

Gas sales volume.

Gas sales volume increased 53%, from 601 MMcf in the three months ended June 30, 2006 to 917 MMcf in the three months ended June 30, 2007. Daily sales volume was 10.1 MMcf for the three months ended June 30, 2007 as compared to 6.6 MMcf for the three months ended June 30, 2006, a 3.5 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.  On average, we had a greater working and net revenue interest in these areas compared to some of our other areas.

Gas sales revenue.

Revenue from gas sales increased $0.5 million during the three months ended June 30, 2007, to $3.4 million, a 16% increase compared to the three months ended June 30, 2006. This increase was primarily due to an increase in gas sales volume which was partially offset by a decrease in the average realized price per Mcf.  The average realized price per Mcf decreased 24%, from $4.95 per Mcf in the three months ended June 30, 2006 to $3.75 per Mcf in the three months ended June 30, 2007.

Derivatives.

For the three months ended June 30, 2007, we had an unrealized loss of $0.6 million compared to an unrealized gain of $1.0 million for the three months ended June 30, 2006. The unrealized loss is a noncash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled in the three months ended June 30, 2007 resulted in a realized gain of $1.2 million compared to hedging gains of $0.2 million in the three months ended June 30, 2006. The hedge gains were primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses increased $0.6 million in the three months ended June 30, 2007 to $1.2 million, a 90% increase compared to the three months ended June 30, 2006. This increase resulted from an increase in the number of wells in the productive cycle during the three months ended June 30, 2007. On an Mcf basis, lease operating expenses increased 24% from $1.07 per Mcf in the three months ended June 30, 2006 to $1.33 per Mcf in the three months ended June 30, 2007. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online. Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed to the increase.

Production taxes.

Production taxes increased $0.02 million in the three months ended June 30, 2007 to $0.4 million, a 6% increase from the three months ended June 30, 2006. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year. The increase in production taxes for the three months ended June 30, 2007 was less than the increase in our gas production  primarily due to Montana production taxes, which are 1% for the first year of production and 9% thereafter.  On an Mcf basis, production taxes were $0.39 per Mcf for the three months ended June 30, 2007 and $0.56 per Mcf for the three months ended June 30, 2006, a 31% decrease, which correlates to the decrease in the price per Mcf received in the three months ended June 30, 2007 from the three months ended June 30, 2006.

Marketing and transportation.

Marketing and transportation expenses increased $0.4 million in the three months ended June 30, 2007 to $0.9 million, a 98% increase from the three months ended June 30, 2006. The increase related primarily to the increased sales volume in the three months ended June 30, 2007, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used.  On an Mcf basis, marketing and transportation expenses increased 29% to $0.98 per Mcf in the three months ended June 30, 2007 from $0.76 per Mcf in the three months ended June 30, 2006.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees increased 37% in the three months ended June 30, 2007, from $0.3 million to $0.4 million, due to increased productive wells which we operate and for which we charge an overhead fee. General and administrative expenses, net decreased $0.5 million in the three months ended June 30, 2007 to $1.2 million from $1.7 million in the three months ended June 30, 2006. This decrease during the three months ended June 30, 2007 was due primarily to an increase in payroll expenses due to the hiring of additional employees during the three months ended June 30, 2006 along with bonuses paid to certain executive officers during the three months ended June 30, 2006 in connection with  our private placement.   On an Mcf basis, general and administrative expenses, net decreased 53% from $2.86 per Mcf in the three months ended June 30, 2006 to $1.33 per Mcf in the three months ended June 30, 2007.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense increased $0.04 million for the three months ended June 30, 2007 to $1.6 million, a 2% increase compared to the three months ended June 30, 2006. This increase was due to an increase in capital expenditures that were added into the full cost pool used for the computation of depletion, as well as increased production coupled with lower quarter-end reserves due to lower quarter-end pricing. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased 33% to $1.76 per Mcf in the three months ended June 30, 2007 from $2.62 per Mcf in the three months ended June 30, 2006.

Impairment.

At June 30, 2007, the carrying amount of oil and gas properties exceeded the full cost ceiling limitation by approximately $1.2 million, based upon a natural gas price of approximately $3.98 per Mcf in effect at that date.  The impairment of our oil and gas properties resulted from low commodity prices at June 30, 2007.  For further information regarding this impairment, please see note 2 included in the accompanying unaudited Notes to Financial Statements.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Net loss attributable to stockholders for the six months ended June 30, 2007 was $20.2 million, or $0.79 per diluted share, on total revenues of $7.1 million. Net loss attributable to stockholders for the six months ended June 30, 2007 included a $1.2 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such a change in the valuation, we would have shown a net loss attributable to stockholders of $19.0 million on total revenues of $7.1 million. This compares to net loss attributable to stockholders of $18.8 million for the six months ended June 30, 2006 on total revenue of $7.0 million. Adjusted for an unrealized gain in the fair valuation of our natural gas hedges in place of $3.1 million, our results for the six months ended June 30, 2006 would have been a net loss attributable to stockholders of $21.9 million on total revenues of $7.0 million.

Gas sales volume.

Gas sales volume increased 40%, from 1,166 MMcf in the six months ended June 30, 2006 to 1,634 MMcf in the six months ended June 30, 2007. Daily sales volume was 9.0 MMcf for the six months ended June 30, 2007 as compared to 6.4 MMcf for the six months ended June 30, 2006, a 2.6 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.

Gas sales revenue.

Revenue from gas sales increased $0.5 million during the six months ended June 30, 2007, to $7.1 million, a 7% increase compared to the six months ended June 30, 2006. This increase was primarily due to an increase in gas sales volume which was partially offset by a decrease in the average realized price per Mcf.  The average realized price per Mcf decreased 23%, from $5.66 per Mcf in the six months ended June 30, 2006 to $4.34 per Mcf in the six months ended June 30, 2007.

Derivatives.

For the six months ended June 30, 2007, we had an unrealized loss of $1.2 million compared to an unrealized gain of $3.2 million for the six months ended June 30, 2006. The unrealized loss is a noncash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled in the six months ended June 30, 2007 resulted in a realized gain of $1.7 million compared to hedge losses of $0.1 million in the six months ended June 30, 2006. The hedge gains were primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses increased $1.0 million in the six months ended June 30, 2007 to $2.1 million, an 85% increase compared to the six months ended June 30, 2006. This increase resulted from an increase in the number of wells in the productive cycle during the six months ended June 30, 2007. On an Mcf basis, lease operating expenses increased 32% from $0.99 per Mcf in the six months ended June 30, 2006 to $1.31 per Mcf in the six months ended June 30, 2007. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online.  Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed to the increase.

Production taxes.

Production taxes increased $0.01 million in the six months ended June 30, 2007 to $0.8 million, a 1% increase from the six months ended June 30, 2006. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year. The increase in production taxes for the six months ended June 30, 2007 was less than the increase in our gas production  primarily due to Montana production taxes, which are 1% for the first year of production and 9% thereafter.  . On an Mcf basis, production taxes were $0.46 per Mcf for the six months ended June 30, 2007 and $0.65 per Mcf for the six months ended June 30, 2006, a 28% decrease, which correlates to the decrease in the price per Mcf received in the six months ended June 30, 2007 from the six months ended June 30, 2006.

Marketing and transportation.

Marketing and transportation expenses increased $0.8 million in the six months ended June 30, 2007 to $1.7 million, a 96% increase from the six months ended June 30, 2006. The increase related primarily to the increased sales volume in the six months ended June 30, 2007, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used.  On an Mcf basis, marketing and transportation expenses increased 40% to $1.03 per Mcf in the six months ended June 30, 2007 from $0.74 per Mcf in the six months ended June 30, 2006.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees increased 41% in the six months ended June 30, 2007, from $0.5 million to $0.8 million, due to increased productive wells which we operate and for which we charge an overhead fee. General and administrative expenses, net decreased $0.2 million in the six months ended June 30, 2007 to $2.3 million from $2.5 million in the six months ended June 30, 2006. This decrease was due primarily to an increase in payroll expenses due to the hiring of additional employees during the six months ended June 30, 2006 along with bonuses paid to certain executive officers during the three months ended June 30, 2006 in connection with our private placement.  On an Mcf basis, general and administrative expenses, net decreased 33% from $2.13 per Mcf in the six months ended June 30, 2006 to $1.42 per Mcf in the six months ended June 30, 2007.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense increased $0.05 million for the six months ended June 30, 2007 to $3.1 million, a 2% increase compared to the six months ended June 30, 2006. This increase was due to an increase in capital expenditures that were added into the full cost pool used for the computation of depletion, as well as increased production coupled with lower quarter-end reserves due to lower quarter-end pricing. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased 27% to $1.89 per Mcf in the six months ended June 30, 2007 from $2.61 per Mcf in the six months ended June 30, 2006.

Impairment.

At June 30, 2007, the carrying amount of oil and gas properties exceeded the full cost ceiling limitation by approximately $1.2 million, based upon a natural gas price of approximately $3.98 per Mcf in effect at that date.  This impairment, along with the impairment recorded for the three months ended March 31, 2007 of $17.0 million, resulted in a total impairment for the six months ended June 30, 2007 of $18.2 million. The impairment of our oil and gas properties resulted from low commodity prices at June 30, 2007.  For further information regarding this impairment, please see note 2 included in the accompanying unaudited Notes to Financial Statements.

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

Credit Facility.  Effective February 12, 2007, we entered into a $100 million credit facility with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2007, the initial borrowing base was $22 million although our borrowing availability is less than our initial borrowing base due to covenant limitations. As of June 30, 2007, the actual borrowing availability was $16.7 million. The borrowing base is determined on a semi-annual basis and at such other additional times, up to twice yearly, as may be requested by either the borrower or the administrative agent and is determined by the administrative agent in accordance with customary practices and standards for loans of a similar nature; provided that such determination is at the administrative agent’s discretion as the credit agreement does not provide a specific borrowing base formula. Based on future reserve reports, low CIG prices and possible title defects on certain of our properties, we expect that our borrowing base and borrowing availability could be further reduced below the initial levels. Borrowings under this credit facility may be used solely to acquire, explore or develop oil and gas properties and for general corporate purposes. The credit facility matures February 12, 2011. At June 30, 2007 and August 13, 2007, we had no indebtedness outstanding under our credit facility.

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

With regard to hedging arrangements, the credit facility provides that acceptable commodity hedging arrangements cannot be greater than 80 to 85%, depending on the measurement date, of our monthly production from our hydrocarbon properties that are used in the borrowing base determination and that the fixed or floor price of our hedging arrangements must be equal to or greater than the gas price used by the lenders in determining the borrowing base.

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

The credit agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. In addition, the credit agreement required us to cure specified title defects within certain time periods. Except for the title defect covenant the compliance with which was waived, we were in compliance with the covenants under our credit agreement as of June 30, 2007.

The credit agreement requires all of our wholly owned subsidiaries to guarantee the obligations under the credit agreement.

Office Building Loan.  On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of June 30, 2007, we had $797,000 outstanding in principal and interest on this mortgage.

Capital Expenditure Budget.  For 2007, we have reduced our total capital expenditure budget from approximately $52.6 million to approximately $30.0 million. Consequently, we expect to reduce our drilling and completion targets for 2007 from approximately 260 gross (207 net) wells to approximately 140 gross (102 net) wells. In addition, our revised 2007 capital expenditure budget will continue to be used to construct related gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2006, to recomplete certain wells, and to fund infrastructure and completion costs related to wells drilled in 2006.  We incurred capital expenditures of $11.5 million during the six months ended June 30, 2007,  which were primarily related to drilling, completion and infrastructure costs on our undeveloped acreage in our Kirby, Deer Creek, Cabin Creek and Green River Basin areas. While we believe we have adequate resources from our credit facility and cash flows from operations to implement the remainder of our revised 2007 drilling plan, our ability to develop future projects will depend on access to additional capital.  The CIG index price has been extremely volatile since during 2007 and has at times reached unusually low levels.  If prices remain low, it would cause our cash flows from operations to decrease and could result in a reduction of the borrowing base and borrowing availability under our credit facility, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves and maintain production levels could be greatly limited.

We participated in the drilling of 41 gross (25 net) wells during the six months ended June 30, 2007 and we are actively developing the Kirby, Deer Creek, Cabin Creek and Green River Basin areas of our undeveloped acreage.

Cash Flow from Operating Activities

Net cash used by operating activities was $5.5 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $2.7 million for the six months ended June 30, 2006,  primarily due to a reduction in our accounts payable balance.

While we believe that cash flows from operations and borrowings under our credit facility will be sufficient to meet our 2007 revised capital expenditures and our other cash needs during the remainder of 2007, the CIG index price has been extremely volatile during 2007 and has at times reached unusually low levels. If prices remain low, it would cause our cash flows from operations to decrease and could result in further reductions of the borrowing base and borrowing availability under our credit facility.

Cash Flow from Investing Activities

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2007 compared to $42.8 million for the six months ended June 30, 2006. Net cash used in investing activities decreased by approximately $31.9 million compared to the six months ended June 30, 2006 due to  the acquisition of the Green River Basin acreage in April 2006.

Cash Flow from Financing Activities

During the period from our formation in June 2003 through September 2005, DLJ Merchant Banking contributed $44.1 million in cash in exchange for shares of our common stock, shares of our Series A Redeemable Preferred Stock and detachable warrants to purchase additional shares of common stock.  As of June 30, 2006 and June 30, 2007, we had 25,140,391 and 28,928,301 shares of common stock issued and outstanding, respectively, of which 36,360 and 74,270 shares, respectively, were shares of restricted stock issued to employees and directors.

Net cash provided by financing activities was $29.7 million for the six months ended June 30, 2007 as compared to $59.9 million for the six months ended June 30, 2007.  The decrease was primarily due to our April 2006 private placement.

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

Immediately prior to the initial closing of our private placement, DLJ Merchant Banking exchanged all of its outstanding warrants for 6,894,380 shares of our common stock in a tax-free reorganization based on the private placement price of $11.00 per share. As of June 30, 2006 and 2007, we had no warrants or escalating options issued and outstanding.

In April 2006, following the initial closing of our private placement, we redeemed all of the outstanding shares of Series A Redeemable Preferred Stock with a portion of the proceeds from our private placement including the payment of accrued and unpaid dividends of $1.4 million. The difference between the redemption price and the carrying value of the Series A Redeemable Preferred Stock resulted in a $19.6 million redemption premium that was recorded as a dividend expense in our statement of operations for the three months ended June 30, 2006. As of June 30, 2006 and 2007, we had no shares of preferred stock issued and outstanding.

In May 2007, we completed an initial public offering of 3,750,000 shares of our common stock at a price of $9.00 per share, or $8.37 per share net of underwriters’ discounts and commissions.  Out of the approximately $30.3 million of net proceeds (after underwriters’ discounts and commissions and offering expenses) we received in our initial public offering, we used $7.0 million to pay down all of the outstanding indebtedness under our credit facility.  We have used and intend to continue to use the remainder of the net proceeds from our initial public offering for capital expenditures, infrastructure development and general corporate purposes.

Contractual Obligations

With the exception of borrowings and repayment of indebtness under our credit facility and the payment of property taxes, there have been no significant changes in our schedule of contractual obligations for the year ended December 31, 2006 included in our amended registration statement on Form S-1 declared effective on May 10, 2007.  Please see note 7 of the unaudited Financial Statements for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of June 30, 2007:

	Total	2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Notes payable in connection with the mortgage	$797	$22	$41	$42	$692
Asset retirement obligations	2,533	—	214	356	1,963
Non-current production and property taxes	700	—	700	—	—
Total	$4,030	$22	$955	$398	$2,655

At June 30, 2007, the commodity derivatives asset was valued at $1,645,000 of which $1,958,000 represents a current receivable attributable to 2007 and $313,000 represents and obligation attributable to 2008.

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of June 30, 2007. At June 30, 2007, we had hedged volumes through December 2008. Please see Note 5 included in the accompanying unaudited Notes to Financial Statements.

	Year Ending December 31,	Year Ending December 31,
	2007	2008
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	828,000	1,098,000
Ceiling	828,000	1,098,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.66	$6.50
Ceiling	$8.94	$8.20
Fixed-price sales(2)	$8.94	$8.20
Fair value, net (thousands)(3)	$2,047	$(402)
Total Natural Gas Contracts:
Contract volumes (MMBtu)	828,000	1,098,000
Weighted-average fixed price per MMBtu(1)	$6.66	$6.50
Fixed-price sales(2)	$8.94	$8.20
Fair value, net (thousands)(3)	$2,047	$(402)

(1)           Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)           Assumes ceiling prices for natural gas collar volumes.

(3)           Fair value based on CIG index price in effect for each month as of June 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain of our current legal proceedings, please read note 9 included in the accompanying unaudited Notes to Financial Statements.

We were named as defendants in two related lawsuits (Civil Action No. 06CV0047J) filed on March 30, 2006 in the United States District Court, Wyoming by Burning Rock Energy, LLC and (Case No. 06-CV-01627-MDM-MEH) filed on April 25, 2006 in the United States District Court for the District of Colorado by John R. Behrmann, et al. claiming various contract and tort claims against us relating to a like-kind exchange between us and the plaintiffs of approximately 1,000 acres of leased acreage in January 2004. The plaintiffs claimed, in part, that the leases transferred by us to Burning Rock did not terminate upon nonpayment of shut-in rentals and further, that we trespassed by releasing from the original lessors the properties originally transferred to Burning Rock under the exchange agreement. In April 2007, we settled these claims with the plaintiffs and both lawsuits were dismissed. The settlement arrangement included a $500,000 payment by us to Burning Rock together with an assignment by us to Burning Rock of a 69.5% carried working interest in the disputed leased acreage.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business.  While the outcome of these proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on the financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our amended registration statement on Form S-1 (File No. 333-139556), which was declared effective on May 10, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2007, our registration statement on Form S-1 (File No. 333-139556), as amended, relating to our initial public offering was declared effective by the Securities and Exchange Commission.  The managing underwriters of the offering were Friedman, Billings, Ramsey & Co., Inc., RBC Capital Markets Corporation, A.G. Edwards & Sons, Inc. and Johnson Rice & Company L.L.C.  The closing date of our initial public offering was May 18, 2007, and on that date we sold 3,750,000 shares of our common stock, par value $0.01 per share, at a price per share of $9.00, or $8.37 net of the underwriters’ discounts and commissions. Out of the approximately $30.3 million of net proceeds (after underwriters’ discounts and commissions of approximately $2.3 million and estimated offering expenses of approximately $1.1 million) we received in our initial public offering, we used $7.0 million to repay all of the outstanding indebtedness under our credit facility.  We have used and intend to continue to use the remainder of the net proceeds for capital expenditures, infrastructure development and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	August 14, 2007

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 14, 2007

Exhibit No.	Description
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