Form 10-K
period 2007-12-31
Pinnacle Gas Resources, Inc.
filed 2008-03-19
CIK 1362120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 001-33457

Pinnacle Gas Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0182582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Alger Street Sheridan, Wyoming (Address of principal executive offices)	82801 (Zip code)

Registrant’s telephone number, including area code: (307) 673-9710

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $226,017,120 as of June 30, 2007 (based on a closing price of $7.79 per share).

29,013,751 shares of the registrant’s common stock were outstanding as of March 17, 2008.

PINNACLE GAS RESOURCES, INC.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements in this annual report on Form 10-K, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. These include statements relating to such matters as:

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

When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this annual report on Form 10-K speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to implement our business strategy;

•	the extent of our success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	fluctuations in the commodity prices for natural gas and crude oil;

•	engineering, mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	the effects of government regulation and permitting and other legal requirements;

•	labor problems;

•	environmental-related problems;

•	the uncertainty inherent in estimating future natural gas and oil production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

ii

•	disruptions, capacity constraints in or other limitations on our or others’ pipeline systems;

•	our ability to effectively market our production;

•	land issues and the costs associated with perfecting title for rights in some of our properties;

•	our ability to develop and replace reserves;

•	dependence upon key personnel;

•	the lack of liquidity of our equity securities;

•	operating hazards attendant to the natural gas and oil business, including down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under-performance of significant wells;

•	climatic conditions or natural disasters;

•	acts of terrorism;

•	the availability and cost of materials and equipment;

•	delays in anticipated start-up dates;

•	our ability to find and retain skilled personnel;

•	the availability of capital;

•	competition from, and the strength and financial resources of, our competitors; and

•	general economic conditions.

When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed under “Risk Factors.”

iii

PART I

ITEMS 1 AND 2	BUSINESS AND PROPERTIES

General

Pinnacle Gas Resources, Inc. is an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We currently focus our efforts on the development of coalbed methane, or CBM, properties located in the Rocky Mountain region, and we are a substantial holder of CBM acreage in the Powder River Basin. We have assembled a large, predominantly undeveloped CBM leasehold position, which we believe positions us for significant long-term growth in production and proved reserves. In addition, we own over 94% of the rights to develop conventional and unconventional oil and natural gas in zones below our existing CBM reserves. Substantially all of our undeveloped acreage as of December 31, 2007 was located in the northern end of the Powder River Basin in northeastern Wyoming and southern Montana.

As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 93% of which were undeveloped. As of December 31, 2007, we had identified approximately 5,540 CBM drilling locations on our existing acreage, primarily on 80-acre well spacing, targeting an average of three coal seams per location. At December 31, 2007, we had estimated net proved reserves of 25.7 Bcf, based on a year-end Colorado Interstate Gas, or CIG, index price of $6.04 per Mcf. These net proved reserves were located on approximately 7% of our net acreage. Based on our drilling results to date, analysis of core samples and third-party results in adjacent areas, we believe that our remaining undeveloped CBM acreage has substantial commercial potential. None of our acreage or producing wells is associated with coal mining operations.

As of December 31, 2007, we owned interests in 634 gross (342 net) producing wells and operated 98% of these wells. During the year ended December 31, 2007, we drilled 87 gross (61 net) wells and produced an average of 9.3 MMcf per day net to our interest. We exited 2007 producing 10.8 MMcf per day net to our interest. During 2006, we drilled 230 gross (139 net) wells and produced an average of 6.6 MMcf per day net to our interest. In response to lower CIG index prices, we reduced our 2007 total capital expenditure budget from approximately $52.6 million to approximately $30.0 million. We also reduced our drilling and completion targets for 2007 from approximately 260 gross (207 net) wells to approximately 140 gross (102 net) wells. Our revised 2007 capital expenditure budget was used to drill and complete wells in 2007, to construct gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2006, to recomplete certain wells, and to fund infrastructure and completion costs related to such wells drilled in 2006. During the year ended December 31, 2007, we incurred capital expenditures of $21.2 million. We have a capital expenditure budget of $19.6 million for the first six months of 2008 and expect to drill 100 gross (76 net) wells during that period. Depending on CIG index prices and available capital resources, we may re-evaluate our 2008 capital expenditure budget in the future.

Merger with Quest Resource Corporation

On October 15, 2007, we entered into an agreement and plan of merger with Quest Resource Corporation, a Nevada corporation (“Quest”), and Quest MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Quest (“Merger Sub”), whereby Merger Sub will merge with and into us and we will survive as a wholly-owned subsidiary of Quest. The agreement and plan of merger was amended and restated on February 6, 2008. The amended and restated agreement and plan of merger, which was unanimously approved by our Board of Directors and the Board of Directors of Quest, provides for Quest’s acquisition of all of the issued and outstanding shares of our common stock, par value $0.01 per share, for aggregate consideration of approximately 15.5 million shares of Quest’s common stock, par value $0.001 per share. Upon the effectiveness of the merger, each share of our common stock issued and outstanding immediately prior to the effectiveness of the merger will be converted into the right to receive 0.5278 shares of common stock of Quest (and cash in lieu of fractional shares). Completion of the merger is conditioned upon, among other things, adoption of the amended and restated agreement and plan of merger by our stockholders and the stockholders of Quest. A copy of the amended and restated agreement and plan of merger is filed as Exhibit 2.1 to this annual report on Form 10-K. For additional information regarding the merger with Quest, please see our documents on file with the Securities and Exchange Commission.

Our Powder River Basin and Green River Basin CBM Projects

During the period from our formation in June 2003 to December 31, 2007, we completed 675 gross (365 net) of the 700 gross (386 net) CBM wells we drilled in the Powder River and Green River Basins. As necessary infrastructure becomes available, we expect to complete the remaining gross wells drilled through December 31, 2007.

Powder River Basin

Our Powder River Basin properties are located in Wyoming and Montana. Our acreage position in the northern end of the Powder River Basin is generally contiguous, providing us with critical mass and the ability to execute large-scale development projects in our operating areas.

•	Wyoming. Our principal Wyoming properties in the Powder River Basin are located in two distinct project areas: Recluse and Cabin Creek. As of December 31, 2007, substantially all of our natural gas production has come from the Recluse area. As of December 31, 2007, we held approximately 141,000 gross (61,000 net) acres in the Powder River Basin in Wyoming for prospective CBM development and we operated over 99% of this acreage. As of December 31, 2007, we had 328 approved drilling permits for our Powder River Basin properties in Wyoming and we are in the process of applying for an additional 349 drilling permits which we expect to be approved in 2008. We are actively developing our undeveloped acreage in the Cabin Creek area and anticipate drilling 95 gross (72 net) wells on our Powder River Basin properties in Wyoming during the first six months of 2008.

•	Montana. Our Montana properties are located in four project areas: Kirby, Deer Creek, Bear Creek and Bradshaw. As of December 31, 2007, we held approximately 320,000 gross (223,000 net) acres in Montana for prospective CBM development and we operated 100% of this acreage. We have begun active development in both the Deer Creek and Kirby areas, and in 2007, we drilled 11 gross (8 net) wells in these areas. As of December 31, 2007, we had 92 approved drilling permits for our Montana properties and we are in the process of applying for an additional 87 drilling permits which we expect to be approved in 2008. Of these additional permits, 54 are on fee and state land and 33 are on federal land. We are actively developing our undeveloped acreage in the Kirby and Deer Creek areas and anticipate drilling 5 gross (3 net) wells on our Montana properties during the first six months of 2008.

Green River Basin

On April 20, 2006, we acquired undeveloped natural gas properties, including related interests and assets, located in the Green River Basin of Wyoming from Kennedy Oil for an aggregate purchase price of approximately $27.0 million in cash. Our Green River Basin properties are located in the northeast area of Sweetwater County, Wyoming. As of December 31, 2007, our properties in the Green River Basin consisted of approximately 33,000 gross (32,000 net) undeveloped acres for prospective CBM development in the Fort Union Big Red Coal formation. As of December 31, 2007, we operated 100% of this acreage. As part of our initial acquisition, we also acquired 20 shut-in wells and 23 approved drilling permits and a 65% working interest in existing deep rights below the base of the Fort Union formation. Based in part on preliminary positive coring results, mud logs, coal thickness and permeability, we accelerated our development in the Green River Basin in 2006. In addition, we have been successful in downspacing a section of our Green River Basin property from 160-acre spacing to 80-acre spacing, thus allowing us to more quickly dewater wells in this area and reach gas production. To facilitate our increased development activities, we are also constructing gas gathering infrastructure and a water management system for the Green River Basin areas which we are initially developing. It is more expensive to drill in the Green River Basin because of the increased depth of the wells, the increased cost of water management in the area and the need for additional infrastructure. As a result, in 2006 we reallocated $5.5 million of capital expenditures to the Green River Basin and reduced drilling in the Powder River Basin in order to accelerate the development of our initial Green River Basin properties.

As of December 31, 2007, we had 14 approved drilling permits for our Green River Basin properties. We are in the process of applying for an additional 16 drilling permits which we expect to be approved in 2008. In addition, we are in the process of applying for 34 drilling permits for conventional wells, which we expect to be approved through 2009. As of December 31, 2007, we had identified 170 drilling locations based on 160-acre spacing (or 340 drilling locations based on 80-acre spacing). As of December 31, 2007, we had no proved reserves established in our Green River Basin properties.

In November 2006, we entered into a 2-year gas gathering agreement with Mountain Gas Resources, Inc. which will allow us to transport up to 5 MMcf per day from our initially developed Green River Basin properties. In addition, we expect that takeaway capacity from the Green River Basin properties we are currently developing will increase due to the Rockies Express Pipeline which became operational to the Cheyenne hub in February 2007. The expansion of this pipeline to service the Midwest markets was completed in February 2008 and added approximately 2 Bcf per day to the total takeaway capacity from the Rocky Mountain region, including the Green River Basin.

Summary of Our Powder River and Green River Basin Properties
and First Six Months of 2008 Capital Budget

	Producing		Producing
	Wells as of		Wells as of		First Six Months 2008			Estimated	Estimated
	December 31,		December 31,		Capital Budget(1)(2)			Potential	Total
	2007		2006		Gross	Net	Capital	Drilling	Net
	Gross	Net	Gross	Net	Wells	Wells	Expenditures	Locations(3)	Acres(3)

Recluse	431	214	407	208	11	4	$0.5	500	16,000
Cabin Creek	89	53	29	15	72	63	13.1	500	34,000
Kirby	114	75	93	58	3	2	0.3	1,625	49,000
Deer Creek	0	0	0	0	1	1	0.1	520	41,000
Bear Creek	0	0	0	0	—	—	—	900	65,000
Bradshaw	0	0	0	0	1	1	0.1	925	68,000
Green River Basin(4)	0	0	0	0	—	—	1.2	170	32,000
Other	0	0	0	0	12	5	1.0	400	11,000

Total	634	342	529	281	100	76	$16.3	5,540	316,000

(1)	For the year ended December 31, 2007, we drilled 87 gross (61 net) wells.

(2)	Excludes approximately $2.3 million in capital expenditures relating to plans of development costs for wells to be drilled in the future and $1.0 million of undeveloped leasehold acquisition costs in the first six months of 2008.

(3)	Estimated as of December 31, 2007.

(4)	Includes approximately $1.2 million of infrastructure and completion costs related to wells drilled in the first six months of 2008.

Strategy

The principal elements of our business strategy are designed to generate growth in natural gas reserves, production volumes and cash flows at an attractive return on invested capital. We seek to achieve these goals through the application of the following strategies:

•	Accelerating the development of our acreage position by increasing the level of our drilling activity;

•	Maintaining operational control over our assets in order to control the costs and timing of our exploration, development and production activities;

•	Constructing and maintaining control over our low-pressure gas gathering systems that collect and transport our production;

•	Maintaining a low-cost and efficient operating environment by exploiting the economies of scale that arise from developing our large contiguous acreage position;

•	Proactively managing legal, regulatory and environmental issues to ensure the efficient and timely development of our asset base;

•	Pursuing selective acquisitions that add attractive exploitation and development opportunities and also enhance the critical mass of our asset base;

•	Pursuing selective acquisition opportunities that would allow us to apply our CBM development expertise in other areas in the Rocky Mountain region; and

•	Exploring the potential of the deeper lease rights below the coal seams on our existing acreage position.

Competitive Strengths

We have a number of strengths that we believe will help us successfully implement our strategy. Our strengths include:

•	Experienced Management Team. Our key personnel have significant experience managing CBM operations, particularly in the Powder River Basin. Our management team has an average of 20 years of experience in acquiring, developing and operating oil and gas properties, primarily in the Rocky Mountain region.

•	Significant Reserve Potential. According to the U.S. Department of Energy 2002 Powder River Basin Coalbed Methane Development and Produced Water Management Study, the Montana portion of the Powder River Basin is estimated to have substantial recoverable reserves. We hold a significant portion of the acreage that is prospective for CBM development in the Montana portion of the Powder River Basin.

•	Low Geological Risk. The coal seams in the Powder River Basin that we target have been extensively mapped as a result of a variety of natural resource development that has occurred in the region. Industry data from over 23,500 wellbores drilled through the Fort Union formation allows us to determine the aerial extent, thickness, gas saturation, formation pressure and relative permeability of the coal seams we target for development, which reduces our dry hole risk.

•	Low Development Risk and Predictable Results. During the period from our inception in June 2003 to December 31, 2007, we completed 675 gross (365 net) of the 700 gross (386 net) CBM wells that we drilled on our acreage. As necessary infrastructure becomes available, we expect to complete the remaining gross wells drilled through December 31, 2007. Our overall drilling program is relatively predictable on an average well basis in terms of recoverable reserves, production rates and decline curves, which results in lower development risk.

•	Large, Contiguous Acreage Position. Our acreage position of approximately 494,000 gross (316,000 net) acres includes one of the largest contiguous acreage positions in the Powder River Basin. Many of our leases are in large blocks, generally along the Wyoming and Montana border, adjacent to newly established areas of development activities. We believe the contiguous nature of the majority of our Powder River Basin properties gives us the necessary critical mass to better manage operating and development costs and surface issues, obtain pipeline access and execute our plans of development.

•	Extensive Inventory of Drilling Locations. As of December 31, 2007, our net acreage position was approximately 7% developed. As of December 31, 2007, we had identified approximately 5,540 CBM drilling locations on our existing acreage, primarily on 80-acre spacing, targeting an average of three coal seams per location.

•	Large Inventory of Drilling Permits. As of December 31, 2007, we had 342 approved drilling permits for our Wyoming acreage, and we are in the process of applying for an additional 366 permits in Wyoming, which we expect to be approved in 2008. As of December 31, 2007, we had four plans of development approved for our Montana acreage, allowing us to drill 92 additional gross wells, and we are in the process of applying for an additional 87 permits which we expect to be approved in 2008. We believe that in the near future, we will have sufficient permits to support at least two years of our planned drilling activity.

•	Attractive Cost Structure. We believe our average cost structure is attractive due to the low geological risk, high completion rates, generally shallow drilling depths and low-cost completions, including multiple zone completions, associated with developing our CBM acreage position. Although our lease operating costs are higher than average on a per Mcf basis while we are in our initial stages of development, we expect that our lease operating expenses will benefit from economies of scale as we grow, our maintaining high operatorship of our reserves and production, and our continuing cost management initiatives.

•	Control of Low-Pressure Gas Gathering Infrastructure. As of December 31, 2007, we owned and operated approximately 250 miles of low-pressure gas gathering pipelines that primarily collect and transport our production in the Recluse area of Wyoming. We intend to construct, own and operate the additional low-pressure gas gathering system assets required to develop our acreage position.

•	Marketing Flexibility. Production from our acreage has access to several regional and interstate pipelines, providing sufficient takeaway capacity from our operating region and access to major gas demand centers in the United States.

•	Local Presence. We are headquartered in Sheridan, Wyoming, which is the center of our project areas in the Powder River Basin. Our local presence gives us insight into the issues associated with Powder River Basin CBM development and the ability to quickly and effectively communicate with landowners, mineral owners and regulatory agencies.

Our History

We were formed as a Delaware corporation in June 2003 by funds affiliated with DLJ Merchant Banking III, Inc., which we refer to collectively as DLJ Merchant Banking, and subsidiaries of Carrizo Oil & Gas, Inc., or Carrizo, and U.S. Energy Corporation, or U.S. Energy. Carrizo and U.S. Energy contributed oil and gas reserves and leasehold interests in approximately 81,000 gross (40,000 net) acres in exchange for shares of our common stock and options to purchase shares of our common stock. DLJ Merchant Banking completed several cash investments in us in exchange for shares of our common stock, Series A Redeemable Preferred Stock, and warrants to purchase additional shares of our common stock, and has been instrumental in providing capital to drive our growth.

In April 2006, we completed a private offering of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. Immediately prior to the initial closing of our private placement, DLJ Merchant Banking exchanged all of their warrants for 6,894,380 shares of common stock in a tax-free reorganization and each of Carrizo and U.S. Energy entered into a cashless exercise of all of their options for 584,102 shares of common stock, in each case based on the private placement price of $11.00 per share. Following the initial closing of our private placement, we redeemed all of the outstanding shares of Series A Redeemable Preferred Stock held by DLJ Merchant Banking with a portion of the proceeds we received in the private placement. In addition, following the final closing of our private placement, we used a portion of the proceeds we received in the private placement to repurchase an aggregate of 1,587,598 shares of common stock from DLJ Merchant Banking at a price per share equal to the private placement price of $11.00 per share less the initial purchaser’s discount and placement fee. On September 22, 2006, DLJ Merchant Banking purchased all of the 2,459,102 shares of our common stock held by U.S. Energy and its affiliates in a private transaction.

In May 2007, we completed an initial public offering of 3,750,000 shares of our common stock at a public offering price of $9.00 per share. After giving effect to our initial public offering and the sale of 258,614 shares of common stock by the selling stockholders pursuant to the partial exercise of the over-allotment option, DLJ Merchant Banking and Carrizo beneficially own approximately 33.1% and 8.4%, respectively, of our outstanding common stock.

In addition to the initial contribution of leasehold interests to us by U.S. Energy and Carrizo, during the period from our formation in June 2003 to December 31, 2007, we acquired leasehold interests covering approximately 379,000 gross (246,000 net) acres in the Powder River Basin, primarily from two significant acquisitions.

•	In June 2003, we acquired approximately 57,000 gross (22,000 net) acres along with 210 gross (96 net) producing wells and shut-in wells in Wyoming from Gastar Exploration, Ltd. and certain of its affiliates.

•	In March 2005, we acquired approximately 223,000 gross (196,000 net) undeveloped acres for prospective CBM development in Montana and Wyoming from a subsidiary of Marathon Oil Corporation.

In April 2006, we acquired approximately 30,000 gross (29,000 net) undeveloped acres in the Green River Basin in Wyoming. Please see the information under the heading “Our Powder River Basin and Green River Basin CBM Projects — Green River Basin” in this annual report.

Capital Expenditure Plan

In response to lower CIG index prices, we reduced our 2007 total capital expenditure budget from approximately $52.6 million to approximately $30.0 million. Consequently, we reduced our drilling and completion targets for 2007 from approximately 260 gross (207 net) wells to approximately 140 gross (102 net) wells. During the year ended December 31, 2007, we incurred capital expenditures of $21.2 million and drilled 87 gross (61 net) wells. Our revised 2007 capital expenditure budget was used to drill and complete wells in 2007, to construct gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2006, to recomplete certain wells, and to fund infrastructure and completion costs related to such wells drilled in 2006. We have a capital expenditure budget of $19.6 million for the first six months of 2008 and expect to drill 100 gross (76 net) wells during that period. Depending on CIG index prices and available capital resources, we may re-evaluate our 2008 capital expenditure budget in the future.

Overview of the CBM Industry and the Powder River Basin

CBM is natural gas that is trapped within buried coal and is stored, or adsorbed, onto the internal surfaces of the coal. Geologists have long known that coal was the source for natural gas found in many conventional accumulations, but coalbeds were not targeted for production due to high water content and minimal natural gas production. Following a West Virginia mine explosion in 1968, the U.S. Bureau of Mines began to examine ways of removing methane from coal prior to mining. The Bureau of Mines demonstrated that CBM can be produced when large volumes of water are pumped from a coal seam. In a process known as dewatering or depressuring, a submersible pump is set below the coal seam, and the water column is pumped down, reducing the pressure in the coals. As pressure within the coalbed formation is reduced, CBM is released through a process called desorption. CBM then moves into naturally occurring cracks, or cleats, in the coal, and then to the production wells. Cleats are natural fractures which have formed in the coals, usually as a result of the coalification process and geological stresses. Because the cleats are generally filled with water, the static water level above the coal must be reduced, which then lowers the reservoir pressure allowing desorption to occur. Thus, unlike producing from a conventional natural gas reservoir, reservoir pressure in a coalbed formation must generally be reduced to allow for production of CBM. Because of the necessity to remove water and reduce the pressure within the coal seam, CBM, unlike conventional hydrocarbons, often will not show immediately on initial production testing. Coalbed formations typically require extensive dewatering and depressuring before desorption can occur and the methane begins to flow at commercial rates.

In the past 20 years, CBM in the United States has evolved into a major component of the United States natural gas production. According to the National Energy Technology Laboratory, CBM provides approximately 8% of daily natural gas production in the United States. The Rocky Mountain region, due to its immense coal reserve base, is a significant source of United States CBM production, and there are more than 17,000 CBM wells in the Powder River Basin, according to the U.S. Department of Energy. The primary CBM basins include the San Juan, Green River, Raton, Powder River and Uinta Basins in the western United States.

CBM production is expected to increase substantially due to the economic viability of the resources and the tremendous reserve potential of the numerous, virtually undeveloped U.S. coal basins. Within the Rocky Mountain region, the Powder River Basin has become a major CBM producing basin. According to the U.S. Department of Energy 2002 Powder Basin Coalbed Methane Development and Produced Water Management Study, the Montana portion of the Powder River Basin is estimated to have substantial recoverable reserves. According to the Wyoming Oil and Gas Conservation Commission, approximately 1.1 Bcf of CBM is produced from the Powder River Basin per day.

The Powder River Basin is an asymmetrical structure and sedimentary basin bounded by the Bighorn and Black Hills uplift and the Casper Arch. The Paleocene Fort Union formation crops out along the basin margin and is overlain by the Eocene Wasatch formation in the central and western part of the basin. The Wasatch and Fort Union formations contain numerous coalbeds, some of which approach 250 feet in total thickness. The Fort Union formation is divided, in ascending stratigraphic order, into the Tullock, Lebo, and Tongue River members, with the majority of coal and CBM production being produced from the Tongue River member.

The majority of Powder River Basin CBM reserves are found in the Fort Union formation. Extensive drilling in the Fort Union formation (over 25,000 drilled well bores) has provided supporting data indicating that this formation contains numerous coalbeds which are generally continuous, extremely permeable and relatively shallow (less than 1,000 feet deep) and low in rank (geologic maturity) compared to other coals in the Rocky Mountains.

Drilling and Production

CBM wells in the Powder River Basin are drilled with small truck mounted water well rigs and are drilled and completed using two basic completion techniques. The first and most common drilling technique is open hole completion. The well is drilled to the top of the target coal seam and production casing is set and cemented back to the surface. The coal seam is then drilled out and under-reamed to open up more coal face to production. The second completion technique is to drill through the base of the target coal and then set casing and cement to the surface. The well is then completed by perforating the casing at the target coal. In both completion techniques, the borehole and coal face are then cleaned out and flushed by pumping approximately 600 barrels of formation water at high rates into the coal face. Once the well is completed, a submersible pump is run into the well on production tubing to pump the water from the coal seam. After the coal is depressurized, gas flows up the casing to the wellhead. At the wellhead, the gas and water are metered. The gas then flows to a central compressor station where it is compressed into a high-pressure pipeline. The water is sent through an underground pipeline for beneficial use or disposal. CBM production must be continuous to ensure a constant low-pressure gas flow and to sustain a commercially viable operation.

We have developed specific drilling, cementing and completion technology that we have adapted to the rank, depth and thickness of the coals found in all of our operating areas. Our drilling, completion and production practices utilize technological advances in cementing, multiple zone completions and programmable submersible pumps. We have developed drilling and cementing techniques that minimize the damage to coal zones, preserve the potential of coals behind pipe and reduce cementing costs. Multiple zone completions allow for the successful perforation of multiple zones which reduces costs and gives us the ability to sustain production from coals less than ten feet in thickness. Programmable submersible pumps and telemetry allow us to implement aggressive production management programs on our wells and projects.

Conventional gas wells are typically 8,000 to 20,000 feet deep and initially produce large volumes of gas relative to water. Natural gas normally does not require assistance to move to the surface, and over time, gas production declines and water production may increase. In contrast, CBM wells generally range from 300 to 4,000 feet. In the early stages of CBM production, large quantities of water and low quantities of gas are produced. Water production is initiated to lower the downhole pressure which allows the methane to release from the coal. The water volumes eventually decline and gas quantities begin to rise. In most cases, assistance to bring the gas to surface is not needed for the final period of production.

Water Production and Management

Water production and disposal is a key issue in CBM development. CBM-produced water in Wyoming and Montana must have a beneficial use, which is generally defined as using the water for agricultural, irrigation, commercial, domestic, industrial, municipal, mining, hydropower production, recreational, stockwatering and fisheries, wildlife and wetlands maintenance purposes or dust suppression. Currently, the management of CBM-produced water depends on the quality of the produced water. The water produced in CBM operations can vary from very high quality (meeting state and federal drinking standards) to very low quality (having a very high concentration of dissolved solids, making it unsuitable for reuse). Testing of the produced water determines the disposal method.

Produced water is handled by utilizing one or several of the following approved methods:

•	surface discharge;

•	containment in reservoirs;

•	irrigation of surface lands;

•	injection to shallow sand formations;

•	enhanced evaporation systems;

•	treatment through ion exchange or reverse osmosis; and/or

•	sub-surface irrigation.

We include water gathering and water disposal costs in our hook-up, infrastructure and water management cost estimate of $72,000 per well.

We have a water treatment agreement with EMIT Water Discharge Technology, LLC for our Cabin Creek project. Pursuant to the agreement, EMIT will install and operate treatment facilities necessary to treat a maximum daily quantity of water in exchange for a fixed daily fee and a variable fee per barrel of treated water that varies with the sodium content of the water. The rate is subject to adjustment annually for inflation. The agreement has an initial term of three years from July 2007, the first date upon which EMIT was ready and able to treat water, and continues on a month-to-month basis thereafter unless terminated by either party upon 90 days’ written notice. Prior to the end of the initial term, we may extend the term by another three years upon payment of a renewal fee.

Recovery Characteristics

The primary variables that affect recovery of CBM are coal thickness, gas content and permeability. Coal thickness refers to the actual thickness of the coal layer and is used to estimate how many tons of coal underlie a section of land. The estimate of the number of tons per section is multiplied by the estimated gas content of such lands to estimate the gas in place for the section. Gas content in coal is measured in terms of standard cubic feet per ton. Sufficient coal permeability is a prerequisite for economic gas flow rates because gas and water must be able to flow to the wellbore. Most gas and water flow through the cleats and other fractures in the coal. Cleat spacing is influenced by a variety of factors and greatly affects permeability.

Powder River Basin CBM Production Overview

The Powder River Basin is located in northeastern Wyoming and southern Montana. The Powder River Basin is rich in natural resources with significant reserves of oil and gas as well as some of the world’s thickest coal seams. The Powder River Basin holds the distinction of being the leading coal-producing area in the United States, and in recent years, has become one of the most active areas for oil and gas drilling.

On 80-acre spacing, we have approximately 5,370 drilling locations in the Powder River Basin as of December 31, 2007. We target an average of three coal seams per location and have up to five coal seams that we believe are capable of commercial production. We expect that many of our wells will be completed to more than one coal seam, and thus we may drill less than three wells per location. The coal seams that we target are part of the Fort Union formation and include the Canyon, Cook, Wall, Pawnee and Flowers-Goodale (the Roberts equivalent) coals, which are found at depths ranging from 200 to 1,500 feet and are each approximately 15 to 60 feet thick.

Our wells generally reach total depth in one day and cost an average of approximately $101,000 per well to drill and complete. Hook-up, infrastructure and water management costs average approximately $70,000 per well in the Powder River Basin. Powder River CBM wells are drilled with small truck mounted water well rigs and are completed as either single or multiple zone producers. In a single coal completion, we top set the casing in the first foot of coal and complete the well by under-reaming the coal with a 12-inch diameter tool. In a multiple zone completion, we typically top set and under-ream the deepest coal seam and perforate the upper coal seams sequentially. Our general production profile for a CBM well shows production of water for 30 to 90 days prior to initial gas production. The lowering of the static water level reduces the coal formation pressure and allows the gas to desorb from the coal and migrate to the well bore. Gas production typically inclines steeply for an average of nine months, peaking at an average of over 100 Mcf per day. A period of relatively flat production at peak continues for three to four months and then declines at an annual rate of approximately 35% over a five to seven year period. Produced water is handled by discharging it through one or more of several approved methods.

Our CBM wells in the Powder River Basin have all been drilled and cemented in anticipation of completing more than one coal seam per well bore. In our project areas, depending on the thickness of and horizontal separation between coal seams, we generally complete several coals in one well upon initial hook-up. Coal seams thicker than 25 feet are initially drilled as stand alone wells. Coal seams with less than 100 feet of vertical separation are completed simultaneously at initial hook-up. Our development activities include an active program to sequentially complete upper coal seams in wells that are producing from a single coal seam since being initially drilled and completed. Presently we have over 150 wells that have been identified in the Recluse area for further completions in upper coals. Our completion strategy generally is to wait for the lower coal zones’ measured pressure to reach or equal the measured pressure of the upper zones. Once the measured pressures are determined to be equal, the upper zones are perforated and completed. Sequential completion of upper coal seams typically costs $12,000 per coal seam. We expect that multiple zone completions can increase the economic life of a well, increase previously unbooked behind pipe reserves from several thinner coal seams and enhance our rate of return.

Green River Basin CBM Production Overview

The Green River Basin is primarily located in southwestern Wyoming, and our assets are located in the eastern half of the Wyoming portion of the Green River Basin. According to the U.S. Department of Energy 2004 Coal Bed Methane Primer, the Green River Basin has significant potential CBM reserves in place. The Green River Basin is an increasingly active basin for natural gas and CBM exploration and drilling. An Environmental Impact Statement, or EIS, is currently being prepared by the Wyoming Bureau of Land Management for the drilling and development of up to approximately 9,000 natural gas wells, including up to 500 CBM wells, on a 1.1 million acre project area. Our Green River Basin acreage position is offset by multiple fields producing from conventional reservoirs in the Lance, Lewis and Almond sandstones. In 2005, there were approximately 31 CBM projects in the eastern half of the Green River Basin with a total of 176 CBM wells drilled. These projects are being developed by approximately 13 operators targeting coals in the Mesaverde, Fort Union and Wasatch formations.

The Fort Union Big Red Coal, which we are targeting, is found at depths between 2,500 to 6,500 feet. The Fort Union coals, including the Big Red Coal, aggregate approximately 100 feet in thickness. The Big Red Coal accounts for up to 50 feet of the thickness. The Fort Union coals on our acreage have excellent permeability and gas saturation of generally 200 to 400 scf per ton of coal. In addition to the Big Red Coal, CBM potential exists in other coals of the Fort Union formation and in coals in the Wasatch and Mesaverde formations.

We anticipate developing the Green River Basin CBM reserves primarily on 160-acre spacing. The 14 gross (14 net) wells drilled as of December 31, 2007 on the acreage have generally reached total depth in five days. We estimate that future wells will cost an average of $780,000 to drill, complete and hook up. We intend to complete the wells by under-reaming the coal or drilling through the coal and perforating the coal formation. Our estimated production profile assumes little gas production for three to five months as the well is dewatered and the formation pressure lowered, a steep incline in production for the following 12 months, peak production for 18 to 24 months and then a slow decline in production of approximately 10% per year over a 20 to 25 year period. We estimate the standard reserve life of a well in the Green River Basin will be approximately 25 years.

Operations

CBM Development, Projects and Operations

Our properties in the Powder River Basin are primarily located in northeastern Wyoming and southern Montana and are generally contiguous, providing us with critical mass and the ability to execute large scale development projects in our operating areas. As of December 31, 2007, we owned leasehold interests in approximately 461,000 gross (284,000 net) acres in the Powder River Basin, approximately 99% of which we operated. In addition, in April 2006 we acquired 30,000 gross (29,000 net) acres in the Green River Basin in Wyoming, 100% of which we operated as of December 31, 2007.

Most of our development drilling is in areas of known natural gas reserves and involves much lower risk than the exploratory type of drilling that is required when searching for new natural gas reserves. During the period from our formation in June 2003 to December 31, 2007, we completed 675 gross (365 net) of the 700 gross (386 net) CBM wells we drilled in the Powder River and Green River Basins. As necessary infrastructure becomes available, we expect to complete the remaining gross wells drilled through December 31, 2007. During the year ended December 31, 2007, we drilled 87 gross (61 net) wells and connected 108 gross (73 net) wells to our low-pressure gathering system. During the year ended December 31, 2006, we drilled 230 gross (139 net) wells and connected 218 gross (119 net) wells to our low-pressure gathering system. At December 31, 2007, we were producing natural gas from approximately 634 gross (342 net) CBM wells at a net rate of 9.3 MMcf per day measured at the wellhead. In response to lower CIG index prices, we reduced our 2007 capital expenditure budget from approximately $52.6 million to approximately $30.0 million. We also reduced our drilling and completion targets for 2007 from approximately 260 gross (207 net) to approximately 140 gross (102 net) wells. During the year ended December 31, 2007, we incurred capital expenditures of $21.2 million and drilled 87 gross (61 net) wells. Our revised 2007 capital expenditure budget was used to drill and complete wells in 2007, to construct gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2006, to recomplete certain wells, and to fund infrastructure and completion costs related to such wells drilled in 2006. We have a capital expenditure budget of $19.6 million for the first six months of 2008 and expect to drill 100 gross (76 net) wells during that period. Depending on CIG index prices and available capital resources, we may re-evaluate our 2008 capital expenditure budget in the future.

We have also identified approximately 5,540 CBM drilling locations on our existing acreage, primarily on 80-acre well spacing, targeting an average of three coal seams per location. We target the Canyon, Cook, Wall, Pawnee and Flowers-Goodale (the Roberts equivalent) coal seams in the Powder River Basin, which are found at depths ranging from 200 to 1,500 feet, and the Fort Union Big Red Coal in the Green River Basin, which is found at depths ranging from 2,500 to 6,500 feet. Each coal seam is approximately 15 to 60 feet thick. As of December 31, 2007 and based on a year-end CIG index price of $6.04 Mcf, NSAI had identified over 9,600 economic completions, consisting of 910 proved, 710 probable and 8,058 possible, across our approximately 5,540 drilling locations, assuming one coal seam per well. We expect that many of our wells will be completed to more than one coal seam.

Wyoming — Powder River Basin

Our principal Wyoming properties in the Powder River Basin are located in two distinct project areas: Recluse and Cabin Creek. As of December 31, 2007, substantially all of our natural gas production has come from the Recluse area. As of December 31, 2007, we held approximately 141,000 gross (61,000 net) acres in the Powder River Basin in Wyoming for prospective CBM development and we operated over 99% of this acreage.

Approximately 54% of our gross acreage in the Powder River Basin in Wyoming is on U.S. federal land, and is subject to additional regulations not applicable to state or fee leases. Permitting new wells in Wyoming on federal land involves submitting a plan of development, or POD, to the Wyoming division of the United States Bureau of Land Management, or Wyoming BLM, and is subject to an environmental assessment and a review period. Typically, it takes three to six months to complete the permitting process and receive approval from the Wyoming BLM. Permitting new wells on state and fee land requires approval from the Wyoming Oil and Gas Conservation Commission and the approval process typically takes 30 to 60 days. Please see the information under the heading “Regulations — Permitting Issues for Federal Lands” in this section of this annual report for further information.

As of December 31, 2007, we had 328 approved drilling permits for our Wyoming properties in the Powder River Basin and we are in the process of applying for an additional 349 drilling permits which we expect to be approved in 2008. We anticipate drilling 95 gross (72 net) wells on our Wyoming properties in the Powder River Basin during the first six months of 2008. Set forth below is a summary of each of our Wyoming project areas.

•	Recluse — Recluse is located on the northern end of the Gillette Fairway, where a majority of Powder River Basin CBM has been produced to date. As of December 31, 2007, we held approximately 59,000 gross (16,000 net) acres in the Recluse area, of which approximately 34% were developed. As of December 31, 2007, we operated approximately 100% of these properties. As of December 31, 2007, we were producing approximately 16.5 gross (6.8 net) MMcf per day from approximately 436 gross (217 net) wells in this area. During the year ended December 31, 2007, we drilled 25 gross (12 net) wells. Our gas is gathered in over 200 miles of low-pressure gathering systems which we installed and own. As of December 31, 2007, we had approximately 8.9 Bcf of net proved reserves in the Recluse area based on a CIG index price of $6.04 per

Mcf. We have identified approximately 500 potential drilling locations in Recluse and we plan to drill 11 gross (4 net) wells during the first six months of 2008.

•	Cabin Creek — Our Cabin Creek project is located on the northern border of Wyoming adjacent to St. Mary’s Hanging Woman project to the west. As of December 31, 2007, we held approximately 46,000 gross (34,000 net) acres in Cabin Creek, of which approximately 15% were developed. As of December 31, 2007, we operated approximately 94% of these properties. As of December 31, 2007, we participated in wells that were producing approximately 5.6 gross (2.7 net) MMcf per day from approximately 89 gross (53 net) wells in this area. During the year ended December 31, 2007, we drilled 51 gross (41 net) wells and participated in 29 gross (7 net) wells drilled by Nance Petroleum, a wholly owned subsidiary of St. Mary Land and Exploration. We entered into an agreement with Nance Petroleum to trade operations, whereby we operate wells in certain areas where they have small, stranded acreage positions and they operate in areas where we have similar positions. As of December 31, 2007, we have approximately 14.6 Bcf of net proved reserves in the Cabin Creek area based on a CIG index price of $6.04 per Mcf. We have identified approximately 500 potential drilling locations and plan to drill 72 gross (63 net) wells in the Cabin Creek area during the first six months of 2008.

•	Other — As of December 31, 2007, we held approximately 36,000 gross (11,000 net) acres in three non-core project areas in Wyoming, all of which are undeveloped. As of December 31, 2007, we operated approximately 77 gross (55 net) wells in these areas and had approximately 0.9 Bcf of net proved reserves based on a CIG index price of $6.04 per Mcf. The wells were shut-in and we are currently planning to drill 12 gross (5 net) wells during the first six months of 2008.

Montana — Powder River Basin

Our Powder River Basin properties in Montana are located in four project areas: Kirby, Deer Creek, Bear Creek and Bradshaw. As of December 31, 2007, we held approximately 320,000 gross (223,000 net) acres in Montana for prospective CBM development and we operated 100% of this acreage. We have begun active development in both the Kirby and Deer Creek projects, and in 2007, we drilled 11 gross (8 net) wells.

Because CBM development in Montana is still in its early stages, the permitting process is not as streamlined in Montana as it is in Wyoming. Permitting new wells in Montana on federal land involves submitting a plan of development, or POD, which typically covers approximately 30 to 100 80-acre locations, to the Montana division of the United States Bureau of Land Management, or Montana BLM, and is subject to an environmental evaluation under the National Environmental Policy Act and a review period. Permitting new wells on state and fee land involves submitting a POD, which typically covers 200 to 300 wells, to the Montana Oil and Gas Conservation Commission, and is also subject to an environmental evaluation under the National Environmental Policy Act and a review period. The Montana BLM is currently subject to an injunction which prohibits it from approving any CBM drilling permits on certain federal lands in the Montana portion of the Powder River Basin. However, fee and state permits are unaffected by the injunction. Approximately 59% of our gross acreage in Montana is on U.S. federal land. Prior to the issuance of the injunction, the permit approval process for federal lands typically took about a year. The permit approval process for fee and state lands typically takes three to six months. See “— Regulations — Permitting Issues for Federal Lands” for further discussion of the Montana federal permitting process and injunction.

As of December 31, 2007, we had 92 approved drilling permits for our Montana properties. We are in the process of applying for an additional 87 drilling permits, 33 of which are on federal lands and 54 of which are on state or fee lands. We expect these permits to be approved in 2008. We anticipate drilling 5 gross (4 net) wells on our Montana properties during the first six months of 2008. Set forth below is a summary of each of our Powder River Basin project areas in Montana.

•	Kirby — Kirby was acquired at the time of our initial formation in 2003. As of December 31, 2007, we held approximately 127,000 gross (49,000 net) acres in our Kirby project area, of which approximately 3% were developed. Kirby is located adjacent to and just north of Fidelity Exploration and Development Company’s project area, which is north of J. M. Huber’s project area in Wyoming. For the year ended December 31, 2007, Fidelity produced an average of 33 MMcf per day from its project area. As of December 31, 2007, we were producing approximately 2.2 gross (1.2 net) MMcf per day from approximately 114 gross (75 net) wells in this area. During the year ended December 31, 2007, we drilled 4 gross (2 net) wells in our Coal Creek expansion area in the Kirby area at depths between 500 and 1,200 feet in the Wall and Flowers-Goodale coals. We have begun commercial gas production from Kirby and transport our Kirby gas production through the Bitter Creek Pipeline, which became operational in late August 2006. We plan to target up to six distinct coal seams in the Kirby area.

As of December 31, 2007, we had approximately 1.3 Bcf of net proved reserves in Kirby based on a CIG index price of $6.04 per Mcf. We have identified approximately 1,625 potential drilling locations in Kirby and plan to drill 3 gross (2 net) wells during the first six months of 2008. All of our leases in Kirby are on fee and state lands.

•	Deer Creek — As of December 31, 2007, we held approximately 49,000 gross (41,000 net) acres in our Deer Creek project area, of which approximately 3% were developed. Our Deer Creek project area is located adjacent to St. Mary’s Hanging Woman project to the south and Fidelity’s CX Ranch Field to the west. Extensive drilling activity has occurred in both areas to date.

We acquired this acreage as part of the acquisition of properties from Marathon Oil Corp. in March 2005 and we operate 100% of the acreage. We began development in 2005 in the Dietz POD which is located in the Deer Creek area just to the southeast of Kirby. We have begun commercial gas production from Deer Creek and transport our Deer Creek gas production through the Bitter Creek Pipeline.

As of December 31, 2007, we had no proved reserves in Deer Creek. We have identified approximately 520 potential drilling locations and plan to drill 1 gross (1 net) well on fee and state lands in the Deer Creek area during the first six months of 2008. Approximately 71% of our gross acreage in Deer Creek is on U.S. federal land.

•	Bear Creek — As of December 31, 2007, we held approximately 72,000 gross (65,000 net) acres in our Bear Creek project area, all of which were undeveloped. Our Bear Creek project area is located adjacent to and just north of our Cabin Creek project area in Wyoming and northeast of St. Mary’s Hanging Woman project. We operate all of our acreage in Bear Creek, which was acquired from Marathon Oil Corp. in March 2005.

As of December 31, 2007, we had no proved reserves in Bear Creek. We have identified approximately 900 potential drilling locations targeting eight distinct coal seams that appear to have significant gas potential based on recent core samples. Approximately 87% of our gross acreage in Bear Creek is on U.S. federal land, and as of December 31, 2007, we had no drilling permits for Bear Creek.

•	Bradshaw — Our Bradshaw project area is located to the northeast of our Cabin Creek project area in Wyoming. As of December 31, 2007, we held approximately 72,000 gross (68,000 net) acres in Bradshaw, all of which were undeveloped. As of December 31, 2007, we operated all of the acreage.

As of December 31, 2007, we had no proved reserves in Bradshaw. We have identified approximately 925 potential drilling locations targeting eight distinct coal seams. Approximately 83% of our gross acreage in Bradshaw is on U.S. federal land, and as of December 31, 2007, we had no drilling permits for Bradshaw. We plan to drill 1 gross (1 net) well on fee and state lands during the first six months of 2008.

Wyoming — Green River Basin

On April 20, 2006, we acquired undeveloped natural gas properties, including related interests and assets, located in the Green River Basin of Wyoming from Kennedy Oil. The initial acquisition included approximately 30,000 gross (29,000 net) undeveloped acres for prospective CBM development in the Fort Union Big Red Coal formation. As of December 31, 2007, we owned 33,000 gross (32,000 net) undeveloped acres and we operated 100% of this acreage. As part of the acquisition, we also acquired 20 shut-in wells and 23 approved drilling permits and a 65% working interest in existing deep rights below the base of the Fort Union formation. As of December 31, 2007, we had drilled 14 gross (14 net) wells. As of December 31, 2007, we had 14 approved permits for our Green River Basin properties. We are in the process of applying for an additional 16 drilling permits which we expect to be approved in 2008. In addition, we are in the process of applying for 34 drilling permits for conventional wells which we expect to be approved through 2009. As of December 31, 2007, we had identified 170 drilling locations based on 160-acre spacing (or 340 drilling locations based on 80-acre spacing). As of December 31, 2007, we had no proved reserves in the Green River Basin.

Exploration & Production Activities

Producing Wells and Acreage

The following table sets forth certain information regarding our ownership of productive wells and total acreage as of December 31, 2003, 2004, 2005, 2006 and 2007. For purposes of this table, productive wells are wells producing gas or dewatering.

			Approximate Leasehold Acreage
	Productive Wells		Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

December 31, 2003	149	87	5,960	3,480	133,040	59,520	139,000	63,000
December 31, 2004	312	165	12,480	6,600	181,520	69,400	194,000	76,000
December 31, 2005	404	203	16,160	8,120	401,840	263,880	418,000	272,000
December 31, 2006	529	281	26,160	17,400	427,840	290,600	454,000	308,000
December 31, 2007	634	342	33,120	22,200	460,880	293,800	494,000	316,000

Lease Expirations

	Expiring Acres 2008		Held by Production		Suspended
	Gross	Net	Gross	Net	Gross	Net

Wyoming
Recluse	170	85	29,301	14,967	609	304
Cabin Creek	601	434	10,957	8,423	0	0
Green River Basin	2,220	2,220	6,761	6,537	4,841	4,361
Montana
Bear Creek	3,965	2,989	844	769	66,020	57,163
Deer Creek	1,360	1,120	4,940	3,843	38,817	32,553
Bradshaw	0	0	0	0	61,327	60,662
Kirby	35,120	18,033	21,750	12,135	34,651	17,324

Totals	43,436	24,881	74,553	46,674	206,265	172,367

Natural Gas Reserves

The following table summarizes the reserve estimate and analysis of net proved reserves of natural gas as of December 31, 2003, 2004, 2005, 2006 and 2007, in accordance with SEC guidelines. The data for the periods listed was prepared by NSAI in Dallas, Texas. The present value of estimated future net revenues from these reserves was calculated on a non-escalated price basis discounted at 10% per year. As of December 31, 2007, there were no proved reserves related to our Green River Basin assets.

	As of December 31,
	2003	2004	2005	2006(2)	2007

Estimated net proved reserves:
Proved developed producing (MMcf)	1,653	5,154	5,522	3,588	7,442
Proved developed non-producing (MMcf)	3,279	2,277	2,690	4,292	3,016

Total proved developed (MMcf)	4,932	7,431	8,212	7,880	10,458
Proved undeveloped (MMcf)	13,212	17,346	18,827	12,409	15,263

Total proved reserves (MMcf)	18,144	24,777	27,039	20,289	25,721

Future cash flows before income taxes (in millions)	$35.1	$49.4	$84.4	$34.8	$65.0
Standardized measure (in millions)(1)	$18.7	$28.4	$43.7	$22.4	$38.6
Price used for computing reserves (CIG index price per Mcf as of December 31)	$5.575	$5.515	$7.715	$4.460	$6.04

(1)	The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved reserves discounted at 10% after giving effect to income taxes, and as calculated in accordance with SFAS No. 69. Standardized measure does not represent an estimate of fair market value of our reserves.

(2)	Total proved reserves for 2006 declined primarily due to declines in the price of natural gas. Please see Item 1A, Risk Factors — Risks Related to Our Business — The volatility of natural gas and oil prices could have a material adverse effect on our business.

Summary of Well Activity

Our drilling, recompletion, abandonment and acquisition activities for the periods indicated are shown below:

			Year Ended December 31,
	June 23,
	2003-December 31, 2003		2004		2005		2006		2007
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Wells Drilled:
Capable of Production	123	62	121	59	136	65	230	139	87	61
Dry	1	0	1	1	1	1	0	0	0	0
Wells Acquired	240	148	1	1	0	4	29	29	0	0
Wells Abandoned	5	3	2	1	0	0	1	1	1	1
Net Increase in Capable wells	357	207	119	58	135	68	258	167	86	60

We expect to drill and complete 100 gross (76 net) wells during the first six months of 2008.

Gas Gathering, Transportation and Compression

We have constructed and plan to continue to construct additional low-pressure gas gathering systems to transport natural gas from the wellhead to compression stations as part of the completion of a well. As of December 31, 2007, we owned and operated approximately 250 miles of low-pressure gas gathering pipelines primarily in the Recluse area of Wyoming. We use third-party services to compress and transport our natural gas to market in return for compression and transportation fees.

We use Western Gas Resources, Inc. for compression and transportation services in our Squaw Creek area of the Recluse Prospect and Clear Creek Energy Services, LLC for compression services in the Ring of Fire area of our Recluse Prospect. We have constructed the low-pressure gathering infrastructure to the inlet of the compression facilities for both the Squaw Creek and Ring of Fire areas. Both Western Gas Resources and Clear Creek Energy Services charge a fee plus allocated fuel for compressing our gas. Western Gas Resources transports our gas to Glenrock on the Fort Union Gas Gathering Line where we take title to the gas and have the ability to sell the gas to a third party purchaser or to Western Gas Resources. Clear Creek Energy Services delivers our gas to us at the outlet of their compression facilities where we have the ability to sell the gas to a third party purchaser. Gas at the tailgate of Clear Creek Energy Services’ compression facility can move north on Grasslands Pipeline or south on Thunder Creek Gas Gathering System.

We have entered into a low-pressure gas gathering agreement and a high-pressure gathering and compression agreement with Bitter Creek Pipelines, LLC for the Kirby and Deer Creek prospects. Under the low-pressure gas gathering agreement, Bitter Creek Pipelines constructed a central compression site to compress a maximum daily quantity of gas for delivery into Bitter Creek’s Pipelines’ high-pressure gathering line in exchange for a gathering payment comprised of a commodity rate based on average daily volumes and monthly demand charges based on the number of compression sites and compressors. Pursuant to the high-pressure gas gathering agreement, Bitter Creek Pipelines will transport a maximum daily quantity of our gas on its high-pressure line in exchange for a demand fee, gathering rate and processing service fee, as applicable. The rates under these agreements will be adjusted annually for inflation. The Bitter Creek Pipelines high-pressure line will deliver our gas to the Bitter Creek Landeck Compressor Station for redelivery north into Williston Basin Interstate Pipeline Company and/or south into Thunder Creek Gas Services, LLC and any other future delivery points on the Bitter Creek Pipelines system. The low-pressure gas gathering agreement has an initial term of ten years, and the high-pressure gas gathering agreement has an initial term of five years, in each case, from August 28, 2006, the effective date of the agreements. The Bitter Creek Pipelines pipeline and compression facilities became operational in late August 2006. Each gas gathering agreement will be automatically renewable after the initial term on a month-to-month basis, unless terminated by either party upon 60 days’ notice. In addition, after five years, if Bitter Creek Pipelines determines that it is no longer economically feasible to provide services under the low-pressure gas gathering agreement, it may terminate the low-pressure gas gathering agreement in its sole discretion with 60 days’ written notice.

By virtue of an acreage dedication by Pennaco Natural Gas, LLC to Cantera Gas Holdings, LLC for the gathering and compression of gas on lands acquired by us from Pennaco, we will utilize Cantera Gas to gather and compress our gas in the Cabin Creek Prospect. Right-of-way and construction have begun to connect this area to the Big Horn Gas Gathering Pipeline which will take our gas to multiple outlets. Pursuant to an agreement between us and Bighorn Gas Gathering, L.L.C., a subsidiary of Cantera Natural Gas, Bighorn Gas Gathering is constructing and will operate, and we have agreed to pay the costs of the construction and operation of, the gas gathering extension that will connect our properties acquired from Pennaco to the Big Horn Gas Gathering Pipeline. The agreement has an initial term of one year and will continue on a month-to-month basis thereafter unless terminated by either party upon 90 days’ written notice. For five years after the effective date of the agreement, Big Horn Gas Gathering has an option to purchase the gas gathering extension from us. Under certain circumstance, Big Horn Gas Gathering also has a right of first refusal with respect to the extension.

In November 2006, we entered into a gas gathering agreement with Mountain Gas Resources, Inc. related to certain of our Green River Basin properties in Sweetwater County, Wyoming. The agreement provides that we may transport up to an average of 5 MMcf/day from those Green River Basin properties in exchange for a gathering and compression fee. The fees under this agreement will be adjusted annually for inflation. The term of this agreement is two years, continuing year to year until terminated by either party with thirty days’ written notice. During the term of the agreement, if we determine that our gas deliverability from the dedicated area will exceed 3 MMcf/day, we may notify Mountain Gas Resources to initiate construction of an additional pipeline loop. Mountain Gas Resources may construct such loop at its own cost, a result of which the term of this agreement will extend for five years from the date of our notice, or we may pay the actual costs of construction directly and the term of this agreement will remain as initially established. Pursuant to this agreement, we have committed to deliver to Mountain Gas

Resources all of the gas now or hereafter produced from all formations and all wells located within the dedicated area.

Natural gas in the Powder River Basin is transported by three intrastate gathering pipelines, Thunder Creek Gas Gathering, Fort Union Gas Gathering and the Kinder Morgan Lateral, and one interstate pipeline, the Grasslands Pipeline. According to the Wyoming Oil and Gas Conservation Commission, gas transported from the Powder River Basin as of December 31, 2007 was approximately 1.1 Bcf per day, with remaining available capacity of approximately 0.2 Bcf per day, or 17% of the total capacity. The gas is moved to marketing hubs in southern Wyoming or western North Dakota, where pipeline interconnections enable gas to move to distribution centers, primarily in the midwestern and southern United States. However, a surplus of natural gas arriving at these marketing hubs from the Powder River Basin and elsewhere relative to the available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. From January 1, 2006 through December 31, 2006, Rocky Mountain gas traded at a negative differential to the NYMEX natural gas index price of between $0.22 and $6.58 and the differential averaged $1.65. From January 1, 2007 through December 31, 2007, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a premium of $0.46 to a discount of $7.42 with an average differential of a discount of $3.06. We expect additional takeaway capacity to help alleviate the constraints on the transportation of Rocky Mountain gas and reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. An additional major project is expected to increase takeaway capacity: Kinder Morgan’s Rocky Mountain Express, which is expected to transport up to 2 Bcf per day from Wamsutter, Wyoming to Mullet, Ohio. This project is expected to be completed in the Spring of 2008. The State of Wyoming has also authorized up to $1 billion in bonds to finance and develop infrastructure to help achieve efficient movement of gas out of Wyoming.

Marketing and Customers

We currently have a contract with Enserco Energy Inc. to purchase the gas at the tailgate of the Clear Creek compression facility. United Energy Trading currently purchases our gas at Glenrock after the compression and transportation from our Squaw Creek area. Both Enserco Energy and United Energy Trading have extensive experience in gas marketing services in the Rocky Mountain region and specifically in the Powder River Basin and surrounding gas producing basins. Our contractual arrangements with Enserco Energy and United Energy Trading are based on the CIG index price and are cancelable upon thirty and sixty days’ written notice, respectively, if we determine there are more attractive purchasing arrangements in the marketplace. During the year ended December 31, 2006, Enserco Energy, Western Gas Resources and United Energy Trading purchased 66%, 21% and 11% of our gas sold, respectively. During the year ended December 31, 2007, Enserco Energy, United Energy Trading and Cantera Natural Gas purchased 58%, 36% and 5% of our gas sold, respectively. In the event that Enserco Energy or United Energy Trading were to experience financial difficulties or were to no longer purchase our natural gas, we could, in the short-term, experience difficulty in our marketing of natural gas, which could adversely affect our results of operations.

Hedging Activities

We seek to reduce our exposure to unfavorable changes in natural gas prices, which are subject to significant and often volatile fluctuation, through the use of fixed-price contracts. The fixed-price contracts are comprised of energy swaps and collars. These contracts allow us to predict with greater certainty the effective natural gas prices to be received for hedged production and provide a benefit to operating cash flows and earnings when market prices are less than the fixed prices provided by the contracts. However, we will not benefit from market prices that are higher than the fixed prices in the contracts for hedged production. Collar structures provide for participation in price increases and decreases to the extent of the ceiling prices and floors provided in those contracts.

The following table summarizes the estimated volumes, fixed prices, fixed-price sales and fair value attributable to the fixed-price contracts as of December 31, 2007. As of December 31, 2007, we had hedged volumes through December 2008. Please see Note 7 of the notes to the audited financial statements appearing elsewhere in this annual report.

Year Ending
December 31,
2008
(Unaudited)

Natural Gas Collars:
Contract volumes (MMBtu):
Floor	1,098,000
Ceiling	1,098,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.50
Ceiling	$8.20
Fixed-price sales(2)	$8.20
Fair value, net (thousands)(3)	$556
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,098,000
Weighted-average fixed price per MMBtu(1)	$6.50
Fixed-price sales(2)	$8.20
Fair value, net (thousands)(3)	$556

(1)	Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Fair value based on CIG index price in effect for each month as of December 31, 2007.

Competition

We compete with a number of other potential purchasers of oil and gas leases and producing properties, many of which have greater financial resources than we do. The bidding for oil and gas leases has become particularly intense in the Powder River Basin with bidders evaluating potential acquisitions with varying product pricing parameters and other criteria that result in widely divergent bid prices. The presence of bidders willing to pay prices higher than are supported by our evaluation criteria could further limit our ability to acquire oil and gas leases. In addition, low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, we cannot guarantee that there will be a sufficient number of suitable oil and gas leases available for acquisition or that we can obtain oil and gas leases or obtain financing for or participants to join in the development of prospects.

In addition to competition for leasehold acreage in the Powder River Basin, the oil and gas exploration and production industry is intensely competitive as a whole. We compete against well-established companies that have significantly greater financial, marketing, personnel and other resources than we do. This competition could have a material adverse effect on our ability to execute our plan and our profitability.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in certain areas of the Rocky Mountain region. These seasonal anomalies can pose challenges for meeting our well drilling objectives and increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Employee and Labor Relations

As of December 31, 2007, we had 47 full-time employees. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of legal and regulatory services. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.

Regulation

The natural gas industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting, bonding and licensing requirements, air quality standards, water pollution, the treatment, storage and disposal of wastes, plant and wildlife protection, storage tanks, the reclamation of properties and plugging of oil wells after gas operations are completed, the discharge or release of materials into the environment, and the effects of gas well operations on groundwater quality and availability and on other resources.

In addition, the possibility exists that new legislation or regulations may be adopted or new interpretations of existing laws and regulations may be issued that would have a significant impact on our operations or our customers’ ability to use gas and may require us or our customers to change our or their operations significantly or incur substantial costs.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief, or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. We have internal procedures and policies to ensure that our operations are conducted in substantial regulatory compliance.

Environmental Regulation of Gas Operations

Numerous governmental permits, authorizations and approvals are required for gas operations. In order to obtain such permits, authorizations and approvals, we are, or may be, required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of gas or related activities may have upon the environment. Compliance with the terms of such permits, authorizations and approvals and all other requirements imposed by such authorities may be costly and time consuming and may delay or limit commencement or continuation of exploration or production operations. Moreover, failure to comply may result in the imposition of significant fines, penalties and injunctions. Future legislation or regulations may increase and/or change the requirements for the protection of the environment, health and safety and, as a consequence, our activities may be more closely regulated. This type of legislation and regulation, as well as future interpretations of existing laws, may result in substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which cannot be predicted. Further, the imposition of new or revised environmental laws, regulations or requirements could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste.

While it is not possible to quantify the costs of compliance with all applicable federal, state and local environmental laws, those costs have been and are expected to continue to be significant. We did not make any capital expenditures for environmental control facilities for the year ended December 31, 2006 or during the year ended December 31, 2007. Any environmental costs are in addition to well closing costs, property restoration costs and other, significant, non-capital environmental costs, including costs incurred to obtain and maintain permits, gather and submit required data to regulatory authorities, characterize and dispose of wastes and effluents, and maintain management operational practices with regard to potential environmental liabilities. Compliance with these federal and state environmental laws has substantially increased the cost of gas production, but is, in general, a cost common to all domestic gas producers.

The magnitude of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to the lack of specific environmental, geologic, and hydrogeologic information available with respect to many sites, the potential for new or changed laws and regulations, the development of new drilling, remediation, and detection technologies and environmental controls, and the uncertainty regarding the timing of work with respect to particular sites. As a result, we may incur material liabilities or costs related to environmental matters in the future and such environmental liabilities or costs could adversely affect our results and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which we are required to conduct our operations. Further, given the retroactive nature of certain environmental laws, we have incurred, and may in the future incur, liabilities associated with: the investigation and remediation of the release of hazardous substances, oil, natural gas, other petroleum products or other substances; environmental conditions; and damage to natural resources arising from properties and facilities currently or previously owned or operated as well as sites owned by third parties to which we sent waste materials for disposal.

We may be subject to various generally applicable federal environmental and related laws, including the following:

•	the Clean Air Act;

•	the Federal Water Pollution Control Act/Clean Water Act;

•	the National Environmental Policy Act;

•	the Federal Land Policy and Management Act;

•	the Safe Drinking Water Act;

•	the Toxic Substances Control Act;

•	the Comprehensive Environmental Response, Compensation and Liability Act (Superfund);

•	the Solid Waste Disposal Act/Resource Conservation and Recovery Act;

•	the Emergency Planning and Community Right to Know Act; and

•	the Endangered Species Act;

as well as state laws of similar scope and substance in each state in which we operate.

Regulatory requirements not directly applicable to us, but governing the ability of federal, state, or local governments to issue approvals, permits, or authorizations, or to take other actions, may also affect our operations. Such requirements include, without limitation, the National Environmental Policy Act and similar state statutory or regulatory requirements.

These environmental laws require monitoring, reporting, permitting and/or approval of many aspects of gas operations. Both federal and state inspectors regularly inspect facilities during construction and during operations after construction. We have ongoing environmental management, compliance and permitting programs designed to assist in compliance with such environmental laws. We believe that we have obtained or are in the process of obtaining all required permits under federal and state environmental laws for our current gas operations. Further, we believe that we are in substantial compliance with such permits. However, violations of permits, failure to obtain permits or other violations of federal or state environmental laws could cause us to incur significant liabilities to correct such violations, to provide additional environmental controls, to obtain required permits or to pay fines which may be imposed by governmental agencies. New permit requirements and other requirements imposed under federal and state environmental laws may cause us to incur significant additional costs that could adversely affect our operating results.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. Such laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of natural gas and oil production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas.

Common law theories of recovery may apply to operations where the presence, release, storage, transportation or use of natural gas or production waste is alleged to cause personal injury, illness or property damage as a result. The theories of negligence, trespass and strict liability have been used by land owners, individuals or trespassers to invoke claims for recovery of personal injuries, illness, property damage, loss of profits and related claims. Generally, such common law claims by third parties are not preempted by federal or state environmental laws, rules or regulations and may be used by plaintiffs in state law claims or as supplemental jurisdiction claims in conjunction with federal or state statutory environmental litigation.

In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Legislation has been proposed and continues to be evaluated in Congress from time to time that would reclassify certain natural gas and oil exploration and production wastes as “hazardous wastes.” This reclassification would make such wastes subject to much more stringent and expensive storage, treatment, disposal and clean up requirements. If such legislation were to be enacted, it could have a significant adverse impact on our operating costs, as well as the natural gas and oil industry in general. Initiatives to regulate further the disposal of natural gas and oil wastes are also proposed in certain states from time to time and may include initiatives at county, municipal and local government levels. These various initiatives could have a similar adverse impact on us.

From time to time, we have been the subject of investigations, administrative proceedings and litigation by government agencies and third parties relating to environmental matters. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us.

Federal Regulation of the Sale and Transportation of Gas

Various aspects of our operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission, or FERC, regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which gas could be sold. While “first sales” by producers of natural gas, and all sales of condensate and natural gas liquids, can be made currently at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the Natural Gas Policy Act in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

We own certain natural gas in-field low-pressure pipelines that we believe meet the traditional tests which FERC has used to establish a pipeline’s status as a gatherer under section 1(b) of the Natural Gas Act, 16 U.S.C. § 717(b) and are therefore not subject to FERC jurisdiction.

Additional proposals and proceedings that might affect the gas industry are pending before Congress, FERC, the Minerals Management Service, state commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Beginning in 1992, FERC issued a series of orders (“Order No. 636”) which required interstate natural gas pipelines to provide transportation service separate or unbundled from the pipeline’s sales of gas. In addition, Order

No. 636 required interstate natural gas pipelines to provide open access transportation on a non-discriminatory basis that treats similarly situated shippers equally. The courts affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, and FERC has since reviewed and modified its open access regulations. In particular, FERC has reviewed its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost of service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include:

(1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002 (which was reversed pursuant to an order on remand issued by FERC on October 31, 2002);

(2) permitting value oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets;

(3) permitting term differentiated rates, in order to better allocate risks between shippers and the pipeline;

(4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties;

(5) retaining the right of first refusal and the five year matching cap for long-term shippers at maximum rates, but significantly narrowing the right of first refusal for customers that FERC does not deem to be captive; and

(6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments.

The new reporting requirements became effective on September 1, 2000. FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if FERC does not have jurisdiction over services provided by these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our low-pressure gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services. In addition, FERC’s approval of transfers of previously regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

State Regulation of Gas Operations

Our operations are also subject to regulation at the state and, in some cases, the county, municipal and local governmental levels. Such regulations include requiring permits for the construction, drilling and operation of wells, maintaining bonding requirements in order to drill or operate wells, regulating the surface use and requiring the restoration of properties upon which wells are drilled, requiring the proper plugging and abandonment of wells, and regulating the disposal of fluids used and produced in connection with operations. Our operations are also subject to various state conservation laws and regulations. These include regulations that may affect the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the mandatory unitization or pooling of gas properties. In addition, state conservation regulations may establish the allowable rates of production from gas wells, may prohibit or regulate the venting or flaring of gas, and may impose certain requirements regarding the ratability of gas production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory and nonpreferential purchase and/or transportation requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and we are unable to predict the future cost or impact of complying with such regulations.

Ground Water Well Applications and Reservoir Permits

In March 2006, we received a notice of violation and order from the Wyoming State Engineer’s Office. Based on a Wyoming statute that became effective in July 2005, the notice of violation and order alleged that we had produced water from 14 wells without the appropriate permits and that we were storing water in reservoirs for which completed and approved permits were not in place. Pursuant to a settlement agreement with the Wyoming State Engineer’s Office, we have completed the permitting process for the 14 wells and are upgrading the affected reservoirs. We have already resumed operations at all 14 of the wells. The affected wells and permits represent a small percentage of the total number of CBM wells that we have in production and are not a material portion of our operations.

Permitting Issues for Federal Lands

Approximately 59% and 61% of our gross acreage in Montana and Wyoming, respectively, is on U.S. federal land. Federal leases in Montana and Wyoming must be developed pursuant to the U.S. BLM’s Resource Management Plans. Federal leases are also subject to the National Environmental Policy Act and Federal Land Policy Management Act. The National Environmental Policy Act process imposes obligations on the federal government that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals. The Montana and Wyoming BLMs have been subject to several lawsuits from various environmental and tribal groups challenging Resource Management Plan amendments and supporting Environmental Impact Statements addressing CBM development in Montana and Wyoming. In 2003, the Montana BLM and Wyoming BLM each amended their Resource Management Plans based in part on Environmental Impact Statements prepared pursuant to the National Environmental Policy Act. Shortly after the issuance of the Environmental Impact Statements and amended Resource Management Plans, various plaintiffs brought legal actions challenging the Montana and Wyoming Environmental Impact Statements and Resource Management Plans. There have been at least five federal district court challenges to the Montana Environmental Impact Statements. There are also at least three federal district court challenges to the Wyoming Environmental Impact Statements currently pending before the United States District Court for the District of Wyoming. We have intervened in several of these cases to protect our interests in these proceedings. The outcome and timing of these cases could affect the Montana and Wyoming BLM’s ability to approve PODs and issue drilling permits and thus could affect our ability to further develop our federal leases in Montana and Wyoming. In particular, the Ninth Circuit has previously granted a motion for a blanket injunction prohibiting the Montana BLM from approving any CBM production projects on federal lands in the Powder River Basin of Montana pending disposition of two of three appeals pending before that court. While a panel of the Ninth Circuit issued a favorable decision affirming an earlier order by the Montana District Court that would have allowed phased CBM development to continue pending completion of a Supplemental Environmental Impact Statement, or SEIS, we cannot predict how or when the courts will ultimately resolve these matters, including the dissolution of the injunction, nor can we foresee future challenges which may arise. We believe we will ultimately be successful in developing our leases as planned, but cannot give any assurances as to when or how these suits will be resolved or when we will be able to develop our federal leases in the Powder River Basin of Montana.

In December 2007, the U.S. BLM imposed a permitting application fee of $4,000 per well drilled on federal lands. We estimate that this fee will increase our regulatory costs in 2008 by an additional $1.4 million and could affect the timing of our development of federal leases.

In October 2005, we received a notice of violation from the Wyoming BLM stating that we had drilled a single well without the proper permits. We began an informal review process with the Wyoming BLM and in May 2006 met with the state director in an attempt to resolve the violation. In September 2006, we paid a fine of $160,000 and we have resolved the violation.

In addition to federal regulation, our federal leases are subject to certain state regulations which require governmental agencies to evaluate the potential environmental impact of a proposed project on government owned lands.

We have dedicated significant resources to managing regulatory and permitting matters to achieve efficient processing of federal permits and resource management plans. We believe we are making significant progress in resolving the outstanding regulatory and environmental issues in Montana and Wyoming.

Employee Health and Safety

We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements and general industry standards regarding recordkeeping requirements and the monitoring of occupational exposure to regulated substances.

ITEM 1A	RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Risks Related to Our Business

The volatility of natural gas and oil prices could have a material adverse effect on our business.

Our revenues, profitability and future growth and the carrying value of our natural gas and oil properties depend to a large degree on prevailing natural gas and oil prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon natural gas and oil prices. Prices for natural gas and oil are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas and oil, uncertainties within the market and a variety of other factors in large part beyond our control, such as:

•	the domestic and foreign supply of natural gas and oil;

•	the activities of the Organization of Petroleum Exporting Countries and state-owned oil companies relating to oil price and production controls;

•	overall domestic and global economic and political conditions;

•	the consumption pattern of industrial consumers, electricity generators and residential users;

•	weather conditions;

•	natural disasters;

•	acts of terrorism;

•	political stability in the Middle East and elsewhere;

•	domestic and foreign governmental regulations;

•	the price and quantity of foreign imports; and

•	the price and availability of alternative fuels.

In the past, natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2006, the NYMEX natural gas index price ranged from a high of

$11.23 per MMBtu to a low of $4.20 per MMBtu, while the CIG natural gas index price ranged from a high of $7.90 per MMBtu to a low of $1.31 per MMBtu. During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu.

A sharp decline in natural gas prices would result in a commensurate reduction in our revenues, income and cash flows from the production of natural gas and could have a material adverse effect on our borrowing base and proved reserves. In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Lower natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. For example, if natural gas prices decline by $0.10 per Mcf, then the pre-tax PV-10 of our proved reserves as of December 31, 2007 would decrease from $43.8 million to $42.3 million. Accounting rules may also require us to write down, as a non-cash charge to earnings, the carrying value of our properties for impairments. As such, we may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period such impairment charges are taken. For example, we reported an impairment of our oil and gas properties of approximately $18.2 million for the year ended December 31, 2007 due to low and volatile CIG index prices throughout the year. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in the economically recoverable quantities could result in the recognition of additional ceiling write-downs of our gas properties in future periods.

Approximately 71% of our total proved reserves as of December 31, 2007 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

As of December 31, 2007, approximately 59% of our total proved reserves were undeveloped and approximately 12% were developed non-producing. We plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all.

Our estimated reserves are based on many assumptions, some of which may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

This annual report contains estimates of natural gas reserves, and the future net cash flows attributable to those reserves, prepared by Netherland, Sewell & Associates, Inc., our independent petroleum and geological engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our and Netherland, Sewell & Associates, Inc.’s control. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to those reserves, is a function of: (1) the available data; (2) the accuracy of assumptions regarding future natural gas and oil prices and future development and exploitation costs and activities; and (3) engineering and geological interpretation and judgment. Reserves and future cash flows may be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in this report. Any significant variance between these assumptions and actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this annual report were prepared by Netherland, Sewell & Associates, Inc. in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•	geological conditions;

•	changes in governmental regulations and taxation;

•	assumptions governing future prices;

•	the amount and timing of actual production;

•	future operating costs; and

•	the capital costs of drilling new wells.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

We may not be able to find, acquire or develop additional natural gas reserves that are economically recoverable.

The rate of production from natural gas and oil properties declines as reserves are depleted. As a result, we must locate, acquire and develop new natural gas and oil reserves to replace those being depleted by production. We must do this even during periods of low natural gas and oil prices when it is difficult to raise the capital necessary to finance activities. Our future natural gas reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to find or acquire and develop additional reserves at an acceptable cost or have necessary financing for these activities in the future.

The development of natural gas properties involves substantial risks that may result in a total loss of investment.

The business of exploring for, developing and operating natural gas and oil properties involves a high degree of business and financial risks, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	pressure or irregularities in geologic formations;

•	equipment failures or repairs;

•	title problems;

•	fires, explosions, blowouts, cratering, pollution and other environmental risks or other accidents;

•	compliance with governmental regulations;

•	adverse weather conditions;

•	reductions in natural gas and oil prices;

•	pipeline ruptures;

•	unavailability or high cost of drilling rigs, other field services, equipment and labor; and

•	limitations in the market for oil and gas.

A productive well may become uneconomic in the event that unusual quantities of water or other deleterious substances are encountered, which impair or prevent the production of natural gas and/or oil from the well. In addition, production from any well may be unmarketable if it is contaminated with unusual quantities of water or other deleterious substances. We may drill wells that are unproductive or, although productive, do not produce natural gas and/or oil in economic quantities. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Furthermore, a successful completion of a well does not ensure a profitable return on the investment.

We must obtain governmental permits and approvals for drilling operations, which can result in delays in our operations, be a costly and time consuming process, and result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuances in the Rocky Mountain region. Compliance with the requirements imposed by these authorities can be costly and time consuming and may result in delays in the commencement or continuation of our exploration or production operations and/or fines. For example, in the ordinary course of our business, we have received notices of violation or orders to cease production with respect to certain of our wells that have resulted in production delays and/or fines. Similar regulatory or legal actions in the future may materially interfere with our operations or otherwise have a material adverse effect on us. In addition, we are often required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed project may have on the environment, threatened and endangered species, and cultural and archaeological artifacts. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements that restrict our ability to conduct our operations or to do so profitability. For example, in December 2007, the U.S. BLM imposed a permitting application fee of $4,000 per well drilled on federal lands. We estimate that this fee will increase our regulatory costs in 2008 by an additional $1.4 million and could affect the timing of our development of federal leases.

The issuance of permits for CBM development relating to leases on federal land in Montana is currently subject to an injunction and the approval of a Supplemental Environmental Impact Statement.

Approximately 59% of our gross acreage in Montana is on U.S. federal land. Federal leases in Montana are regulated by the Montana division of the U.S. Bureau of Land Management, or Montana BLM. Because CBM development in Montana is in its early stages, the permitting process is not as streamlined in Montana as it is in Wyoming. In addition, the Montana BLM has been subject to several lawsuits from various environmental and tribal groups in an attempt to block permit issuances for CBM development in Montana. In particular, the Ninth Circuit Court of Appeals has previously issued a blanket injunction prohibiting the Montana BLM from approving any CBM production projects on federal lands in the Powder River Basin of Montana pending disposition of two consolidated appeals before that court. While a panel of the Ninth Circuit recently issued an opinion affirming an earlier order by the Montana District Court that would have allowed phased CBM development to continue pending completion of a Supplemental Environmental Impact Statement, or SEIS, we cannot predict how or when the courts will ultimately resolve these matters, including the dissolution of the injunction, nor can we foresee future challenges which may arise. Further, we are unable to determine at this time when we will be able to resume development of our federal leases in the Powder River Basin of Montana. Please see Items 1 and 2, Business and Properties — Regulations — Permitting Issues for Federal Lands, for further discussion on these issues.

The majority of our properties are located in a five-county region in the northern end of the Powder River Basin in northeastern Wyoming and southern Montana, making us vulnerable to risks associated with having our production concentrated in one area.

The majority of our properties are geographically concentrated in a five-county region in the northern end of the Powder River Basin in northeastern Wyoming and southern Montana. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these properties caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or other events which impact this area.

Our natural gas sales are dependent on three customers and the loss of these customers would adversely affect our ability to market our gas.

We market our natural gas to three purchasers. During the year ended December, 2007, Enserco Energy, United Energy Trading and Cantera Natural Gas purchased 58%, 36% and 5% of our gas sold, respectively. In the event that Enserco Energy, United Energy Trading or Cantera Natural Gas were to experience financial difficulties or were to no longer purchase our natural gas, we could, in the short-term, experience difficulty in our marketing of natural gas, which could adversely affect our results of operations.

We may be adversely affected by natural gas prices in the Rocky Mountain region.

Substantially all of our properties are geographically concentrated at the northern end of the Rocky Mountain region. The price received by us for the natural gas production from these properties is determined mainly by factors affecting the regional supply of and demand for natural gas, as well as the general availability of pipeline capacity to deliver natural gas to the market. Based on recent experience, regional differences could cause a negative basis differential between the published indices generally used to establish the price received for regional natural gas production and the actual price we receive for natural gas production.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Our operations are subject to hazards and risks inherent in producing and transporting natural gas and oil, such as fires, natural disasters, explosions, pipeline ruptures, spills and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others’ properties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our use of hedging arrangements could result in financial losses or reduce our income.

We currently engage in hedging arrangements to reduce our exposure to fluctuations in the prices of natural gas for a significant portion of our current natural gas production. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, the counterparty to the hedging contract defaults on its contract obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefits we would otherwise receive from increases in prices for natural gas. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures About Market Risk — Hedging Activities and Items 1 and 2, Business and Properties — Operations — Hedging Activities.

Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.

The marketability of our natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, some of our wells are drilled in locations that are not serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell the natural gas production from these wells until the necessary gathering and transportation systems are constructed. Any significant curtailment in gathering system or pipeline capacity, or significant delay in the construction of necessary gathering and transportation facilities, would have an adverse effect on our business.

Shortages of drilling rigs and equipment and experienced personnel could delay our operations.

Higher natural gas prices generally increase the demand for drilling rigs and equipment, field services and personnel with drilling or other oil and gas operational experience, and can lead to shortages of, and increasing costs or wages for, such equipment, services and personnel. Shortages of, or increasing costs for, experienced operational personnel and oil field equipment and services could restrict our ability to drill the wells and conduct the operations which we currently have planned. Any delay in the drilling of new wells or significant increase in wages or drilling or other operational costs could reduce our revenues.

We may incur losses as a result of title deficiencies in the properties in which we invest.

It is our practice in acquiring natural gas and oil leases or interests not to incur the expense of retaining lawyers to examine the title to the mineral interest. Rather, we rely upon the judgment of natural gas and oil lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

Prior to the drilling of a natural gas or oil well, however, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. A title review conducted in connection with our credit facility revealed title defects on numerous properties. We have cured these defects and do not believe they will have a material adverse effect on our business or operations. Our failure to cure any future title defects may adversely impact our ability in the future to increase production and reserves. In addition, if a title review reveals that a lease or interest has been purchased in error from a person who was not the owner, our interest would be worthless.

We are subject to environmental regulation that can materially adversely affect the timing and cost of our operations.

Our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. Such laws and regulations have been frequently changed in the past, and we are unable to predict the ultimate cost of compliance as a result of any future changes. The adoption or enforcement of stricter regulations could have a significant impact on our operating costs, as well as on the natural gas and oil industry in general. Although we intend to fully comply with all such environmental laws and regulations in the future, such compliance can be very complex, and therefore, no assurances can be given that such environmental laws and regulations will not have a material adverse effect on our business, financial condition and results of operations.

Our operations could result in liability for personal injuries, property damage, discharge of hazardous materials, remediation and clean up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, but we do not believe that insurance coverage for environmental damages that occur over time, or complete coverage for sudden and accidental environmental damages, is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the right to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

We are subject to complex governmental regulations which may materially adversely affect the cost of our business and result in delays in our operations.

Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. We may be required to make large expenditures to comply with these regulatory requirements. Any increases in the regulatory burden on the natural gas and oil industry created by new legislation would increase our cost of doing business and could result in delays in our operations, and consequently, adversely affect our profitability. For example, in December 2007 the federal BLM imposed a permitting application fee of $4,000 per well drilled on federal lands. We estimate that this fee will increase our regulatory costs in 2008 by an additional $1.4 million and could affect the timing of our development of federal leases.

In addition, from time to time we may be subject to legal proceedings and claims as a result of these regulations. Please see Item 3, Legal Proceedings, for a description of material pending litigation.

We operate in a highly competitive environment and our competitors may have greater resources than us.

The natural gas and oil industry is intensely competitive and we compete with other companies, many of which are larger and have greater financial, technological, human and other resources. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low oil and gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete, our operating results and financial position may be adversely affected.

The coal beds from which we produce methane gas contain water that may hamper our ability to produce gas in commercial quantities.

Coal beds contain water that must be reduced in order for the gas to desorb from the coal and flow to the well bore. Where groundwater produced from our coal bed methane projects fails to meet the quality requirements of applicable regulatory agencies or our wells produce water in excess of the applicable volumetric permit limit, we may have to explore alternative methods of disposal such as re-injections or water treatment facilities. The costs to dispose of this produced water may increase if any of the following occur:

•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality is produced;

•	our wells produce excess water; or

•	new laws or regulations require water to be disposed of in a different manner.

Our ability to remove and dispose of sufficient quantities of water from a coal seam will determine whether or not we can produce gas in commercial quantities from that seam. The cost of water disposal may affect our profitability.

Our coal bed methane wells typically have a shorter reserve life and lower rates of production than conventional natural gas wells, which may adversely affect our profitability during periods of low natural gas prices.

The shallow coals from which we produce natural gas in the Powder River Basin typically have a seven to eight year reserve life and have lower total reserves and produce at lower rates than most conventional natural gas wells. We depend on drilling a large number of wells each year to replace production and reserves in the Powder River Basin and to distribute operational expenses over a larger number of wells. A decline in natural gas prices could make certain wells uneconomical because production rates are lower on an individual well basis and may be insufficient to cover operational costs.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that we were formed in June 2003 and have a limited operating history. As a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance.

We may have difficulty managing growth in our business.

Because of our small size, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of any of our key managers could have a material adverse effect on our business. We have not obtained “key man” insurance for any members of our management. Mr. Peter G. Schoonmaker is our Chief Executive Officer and President, and Mr. Ronald T. Barnes is our Chief Financial Officer, Senior Vice President and Secretary. The loss of the services of either of these individuals, or other key personnel, may adversely affect our business and prospects. We currently do not have employment agreements or non-competition agreements with any of the members of our management other than Mr. Schoonmaker.

Some of our directors may have conflicts of interest because they are also currently affiliates, directors or officers of entities that make investments in the energy sector and/or may compete with us. The resolution of these conflicts of interest may not be in our or our stockholders’ best interests.

Steven A. Webster, the Chairman of our board of directors, is the Co-Managing Partner of Avista Capital Holdings, L.P., or Avista, a private equity firm that makes investments in the energy sector, and is also Chairman of Carrizo Oil & Gas, Inc. Robert L. Cabes, Jr. and Jeffrey P. Gunst, two of our directors, serve as Principal and Vice President of Avista, respectively. Messrs. Webster, Cabes and Gunst provide consulting services to certain DLJ Merchant Banking portfolio companies through arrangements with MB Advisory Partners, LLC, an affiliate of Avista. In addition, Sylvester P. Johnson, IV serves as President, Chief Executive Officer and a director of Carrizo. F. Gardner Parker is a director of Carrizo and Susan Schnabel is a Managing Director of DLJ Merchant Banking. These relationships may create conflicts of interest regarding corporate opportunities and other matters. The resolution of any such conflicts may not always be in our or our stockholders’ best interest.

In addition, our certificate of incorporation limits the fiduciary duties of our directors in conflict of interest situations, among other things.

Our failure to complete and integrate future acquisitions successfully could reduce our earnings and slow our growth.

We may be unable to identify potential acquisitions or to make acquisitions on terms that we consider economically acceptable. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our growth strategy may be hindered if we are not able to obtain such financing or regulatory approvals. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

Properties we acquire may not produce as projected, and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities.

Properties we acquire may not produce as expected, may be in an unexpected condition and may subject us to increased costs and liabilities, including environmental liabilities. Although we review acquired properties prior to acquisition in a manner consistent with industry practices, even a detailed review of records and properties may not necessarily reveal existing or potential problems or permit us to become sufficiently familiar with the properties to assess fully their condition, any deficiencies, and development potential. Generally, it is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher value properties or properties with known adverse conditions and will sample the remainder. In addition, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

The coal beds from which we produce may be drained by offsetting production wells.

Our drilling locations are spaced primarily using 80-acre spacing. Producing wells located on the 80-acre spacing units contiguous with our drilling locations may drain the acreage underlying our wells. If a substantial number of productive wells are drilled on spacing units adjacent to our properties, it could have an adverse impact on the economically recoverable reserves of our properties that are susceptible to such drainage.

Substantial development activities could require significant outside capital, which may not be available or could change our risk profile.

We expect to make substantial capital expenditures in the development of natural gas reserves. For the first six months of 2008, we have a total capital expenditure budget of approximately $19.6 million. In general, we intend to finance our capital expenditures in the future through cash flow from operations and the incurrence of indebtedness. Our business may not continue to generate cash flow at or above current levels. Future cash flows and the availability of financing will be subject to a number of variables such as:

•	the level of production from existing wells;

•	prices of natural gas and oil;

•	our results in locating and producing new reserves;

•	the success and timing of development of proved undeveloped reserves; and

•	general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

If we are unable to fund our planned activities with the combination of cash flow from operations and availability under our credit facility, we may have to obtain additional financing through the issuance of debt and/or equity. Any additional financing may not be available to us on acceptable terms. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our stockholders. The level of our debt financing could also materially affect our operations and significantly affect our financial risk profile.

If our revenues were to decrease due to lower natural gas and oil prices, decreased production or other reasons, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves or maintain production levels could be greatly limited.

Our credit facility imposes restrictions on us that may affect our ability to successfully operate our business.

Our credit facility imposes certain operational and financial restrictions on us. These restrictions, among other things, limit our ability to:

•	incur additional indebtedness;

•	create liens;

•	sell our assets or consolidate or merge with or into other companies;

•	make investments and other restricted payments, including dividends; and

•	engage in transactions with affiliates.

These limitations are subject to a number of important qualifications and exceptions. In addition, our credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions which may require us to reduce our debt or to take some other action in order to comply with them. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our credit facility. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Credit Facility, for a discussion of our credit facility.

Because we are relatively small, management expects that we will be disproportionately negatively impacted by recently enacted changes in the securities laws and regulations, which are likely to increase our costs and require additional management resources.

The Sarbanes-Oxley Act of 2002, or the Act, which became law in July 2002, has required changes in the corporate governance, securities disclosure and compliance practices of public companies. The SEC has promulgated new rules pursuant to the Act covering a variety of subjects, including corporate governance guidelines. Compliance with these new rules is expected to significantly increase our legal, financial and accounting costs. In addition, the requirements are expected to take a significant amount of the time and resources of management and the board of directors. Likewise, these developments may make it more difficult for us to attract and retain qualified members of the board of directors, particularly independent directors, or qualified executive officers. Because we are a small company with relatively few employees, we expect to be disproportionately negatively impacted by these rules and regulations.

As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.

In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ended December 31, 2009. If management is unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We are a small company with limited resources. The number and qualifications of our finance and accounting staff are limited, and we have limited monetary resources. We experience difficulties in attracting qualified staff with requisite expertise due to our profile and a generally tight market for staff with expertise in these areas. We plan to retain a consultant to assist us in the process of testing and evaluating our internal control over financial reporting. A key risk is that management will not timely remediate any deficiencies that may be identified as part of the review process.

Risks Related to the Merger with Quest

The value of the consideration received by our stockholders will vary with the value of Quest common stock.

The exchange ratio in the merger is fixed and will not be adjusted in the event of any change in the price of our or Quest’s stock prior to the merger. Accordingly, the value of the consideration that our stockholders will be entitled to receive pursuant to the merger will depend on the trading price of Quest common stock. This means that there is no “price protection” mechanism contained in the merger agreement that would adjust the number of shares that our stockholders will receive based on any increases or decreases in the trading price of Quest common stock. If Quest’s stock price decreases, the market value of the consideration will also decrease. If Quest’s stock price increases, the market value of the consideration will also increase. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in oil and natural gas prices, changes in Quest’s and our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

The integration of Quest and Pinnacle following the merger will present significant challenges that may reduce the anticipated potential benefits of the merger.

We will face significant challenges in consolidating functions and integrating our organizations, procedures and operations with those of Quest in a timely and efficient manner, as well as retaining key personnel. The integration of Quest and us will be complex and time-consuming due to the size and complexity of each organization. The principal challenges will include the following:

•	integrating Quest’s and our existing businesses;

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the merger;

•	consolidating and integrating duplicative facilities and operations; and

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on meeting the operational and financial goals of the combined company.

Our management team will have to dedicate substantial effort to integrating the businesses. These efforts could divert management’s focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process. The combined company can be expected to rely heavily upon the experience and knowledge of our management to integrate our business and systems with those of Quest. In particular, if Quest is unable to retain the services of Peter G. Schoonmaker, our Chief Executive Officer and President, and Ronald T. Barnes, our Chief Financial Officer, Senior Vice President and Secretary, the integration process could be prolonged or prove more costly.

We will incur significant transaction and merger-related integration costs in connection with the merger.

We and Quest expect to pay significant transaction costs. These transaction costs include investment banking, legal and accounting fees and expenses, SEC filing fees, printing expenses, mailing expenses and other related charges and are estimated to be approximately $5.5 million. A portion of the transaction costs will be incurred regardless of whether the merger is consummated. We and Quest will each pay our own transaction costs, except that we will share equally or pro rata certain filing, printing and other costs and expenses.

In addition, we and Quest will incur approximately $1.5 million relating to severance, retention and option payouts to our employees.

We and Quest currently estimate integration costs associated with the merger to be approximately $500,000. We and Quest are in the early stages of assessing the magnitude of these costs, and, therefore, these estimates may change substantially and additional unanticipated costs may be incurred in the integration of our and Quest’s businesses.

While the merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.

Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on us and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. Certain of our employees, including our Vice President — Engineering, have resigned or announced that they would resign prior to the consummation of the merger. In addition, the merger agreement restricts us, without Quest’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively impact our stock price and future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

Our and Quest’s stockholders may not approve the matters relating to the merger. If the merger is not completed for any reason, we could be subject to several risks, including the following:

•	being required to pay Quest a termination fee of up to $3.0 million in certain circumstances;

•	having had the focus of our management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us; and

•	incurring substantial transaction costs related to the merger.

In addition, we would not realize any of the expected benefits of having completed the merger.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in our business. In addition, the price of our stock may decline to the extent that investors believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. Similarly, our current and prospective employees may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities, which could adversely affect us if the merger is not completed. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and stock price.

The merger agreement limits our ability to pursue an alternative merger or acquisition proposal and requires us to pay a termination fee of $3.0 million if we do.

The merger agreement prohibits us from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party. The merger agreement also provides for the payment by us of a termination fee of $3.0 million if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by our board of directors of its recommendation that our stockholders vote in favor of the merger as the result of the existence of a material adverse effect.

These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

Some of our directors and executive officers have interests in the merger that are different from the interests of our stockholders.

When considering the recommendation of our board of directors with respect to the merger, our stockholders should be aware that some of our directors and executive officers have interests in the merger that are different from, or in addition to, the interests of our stockholders. These interests include (1) their designation as Quest directors or executive officers, (2) the fact that the completion of the transaction will result in the acceleration of vesting of certain equity-based awards held by directors and executive officers, (3) the fact that certain of our executive officers have entered into change of control agreements that will entitle them to cash payments and other benefits if the merger is completed and their employment is terminated or if the executive terminates his employment for good reason, as defined in the agreements and (4) the fact that certain of our executive officers will receive additional shares of restricted Quest stock at the time of the merger.

Our stockholders should consider these interests in conjunction with the recommendation of the directors that they approve and adopt the merger agreement.

If the merger is approved by Quest’s and our stockholders, the date that our stockholders will receive the merger consideration is uncertain.

If the merger is approved by Quest’s and our stockholders, the date that our stockholders will receive the merger consideration depends on the completion date of the merger, which is uncertain. While we expect to complete the merger in the second quarter of 2008, the completion date of the merger might be later than expected due to unforeseen events.

Risks Related to our Relationship with DLJ Merchant Banking and Other Initial Stockholders

Our founding stockholders have substantial influence over the outcome of certain stockholder votes and may exercise this voting power in a manner adverse to our other stockholders.

DLJ Merchant Banking beneficially owns approximately 33.1% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of certain matters requiring a stockholder vote, including the election of directors and the adoption of certain amendments to our certificate of incorporation.

In addition, Carrizo beneficially owns approximately 8.4% of our outstanding common stock. This ownership, when combined with that of DLJ Merchant Banking, constitutes slightly less than a majority of our common stock and could have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. In addition, the interests of these stockholders may differ from those of our other stockholders, and these stockholders may vote their common stock in a manner that may adversely affect our other stockholders.

Risks Relating to Our Common Stock

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	potentially limited liquidity;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in natural gas and oil prices;

•	speculation in the press or investment community;

•	sales of our common stock by significant stockholders and future issuances of our common stock;

•	actions by institutional investors before disposition of our common stock;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	commencement of or involvement in litigation;

•	announcements by us or our competitors of strategic alliances, significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

The percentage ownership evidenced by the common stock is subject to dilution.

We are authorized to issue up to 100,000,000 shares of common stock and are not prohibited from issuing additional shares of such common stock. You will not have statutory “preemptive rights” and therefore will not be entitled to maintain a proportionate share of ownership by buying additional shares of any new issuance of common stock before others are given the opportunity to purchase the same. Accordingly, you must be willing to assume the risk that your percentage ownership, as a holder of the common stock, will be subject to change as a result of the sale of any additional common stock or other equity interests in us subsequent to this offering.

Anti-takeover provisions in our certificate of incorporation, our bylaws and Delaware law could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price.

Provisions in our second amended and restated certificate of incorporation, our amended and restated bylaws, and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our certificate of incorporation and bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting by our stockholders to effect amendments to provisions of our certificate of incorporation concerning the number of directors;

•	require super-majority voting by our stockholders to effect any stockholder-initiated amendment to any provision of our bylaws;

•	limit who may call special meetings of our stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for stockholder nominations of candidates for election to the board of directors or for stockholder proposals that can be acted upon at annual meetings of stockholders; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. The terms of our credit facility restrict the payment of dividends without the prior written consent of the lenders. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 3	LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. In addition, like other natural gas and oil producers and marketers, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Therefore it is extremely difficult to reasonably quantify future environmental and regulatory expenditures.

The following represent legal actions in which we are involved. No assurance can be given that these legal actions will be resolved in our favor. However, management believes, based on its experiences to date, that these matters will not have a material adverse impact on our business, financial position or results of operations.

We, together with the State of Montana, the Montana Department of Environmental Quality, the Montana Board of Oil and Gas Conservation and the Department of Natural Resources, have been named as defendants in a lawsuit (Civil Cause No. DV-05-27) filed on May 19, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Coal Creek POD. The plaintiff is a surface owner with properties located in Big Horn County and Rosebud County, Montana where we serve as operator and own a working interest in the minerals under lease. The plaintiff seeks to permanently enjoin the State of Montana and its administrative bodies from issuing licenses or permits, or authorizing the removal of ground water from under the plaintiff’s ranch. In addition, the plaintiff further seeks to preliminarily and permanently enjoin us on the basis that our operations lack adequate safeguards required under the Montana state constitution. On August 25, 2005, the district judge issued an order denying without prejudice the application for temporary restraining order and preliminary injunction requested by the plaintiff. The case was appealed by the plaintiff to the Montana Supreme Court. On November 16, 2005, the Montana Supreme Court issued an order that denied enjoining the Coal Creek

POD, and subsequently, the Montana Supreme Court remanded the case back to the district court for a decision on the merits.

We, together with the defendants above, have also been named as defendants in a lawsuit (Civil Cause No. DV-05-70) filed on September 21, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Dietz POD. The plaintiff seeks similar relief as in the Coal Creek POD suit. Additional parties have intervened as plaintiffs and a defendant in the action.

The two cases have been combined. We are waiting on the court’s ruling on the merits of the parties’ cross motions for summary judgment. A ruling is expected in the near future. Based on the information available to date, we believe that the plaintiffs’ claims are without merit, and we intend to continue to defend this case vigorously.

We were named as a defendant in two related lawsuits (Civil Action No. 06CV0047J) filed on March 30, 2006 in the United States District Court, Wyoming by Burning Rock Energy, LLC and (Case No. 06-CV-01627-MDM-MEH) filed on April 25, 2006 in the United States District Court for the District of Colorado by John R. Behrmann, et al. claiming various contract and tort claims against us relating to a like-kind exchange between us and the plaintiffs of approximately 1,000 acres of leased acreage in January 2004. The plaintiffs claimed, in part, that the leases transferred by us to Burning Rock did not terminate upon nonpayment of shut-in rentals and further, that we trespassed by releasing from the original lessors the properties originally transferred to Burning Rock under the exchange agreement. In April 2007, we settled these claims with the plaintiffs and both lawsuits have been dismissed. The settlement arrangement included a $500,000 payment by us to Burning Rock together with an assignment by us to Burning Rock of a 69.5% carried working interest in the disputed leased acreage.

Please see Items 1 and 2, Business and Properties — Regulation — Permitting Issues for Federal Lands, regarding litigation in which we have intervened with respect to CBM production in Wyoming and Montana.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “PINN.” As of March 17, 2008, we had 29,013,751 shares of common stock outstanding held of record by approximately 22 record holders.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock. The last reported sales price of our common stock on March 17, 2008 was $3.27 per share.

	Sales Price Range per Share of Common Stock
	High	Low

Year ended December 31, 2007
Fourth quarter	$6.58	$3.88
Third quarter	8.10	3.55
Second quarter(1)	8.74	7.37

(1)	For the period from May 18, 2007, the date of our initial public offering, through June 30, 2007.

We have not paid any dividends on our common stock to date and we do not expect to pay any dividends in the foreseeable future. Our credit facility prohibits the payment of dividends to stockholders without the prior written consent of the lenders.

Performance Graph

Comparison of Cumulative Total Return
Among Pinnacle Gas Resources, the Amex Natural Resources Index,
and Russell 2000 Index

ITEM 6	SELECTED FINANCIAL DATA

The following tables set forth our selected historical financial data for, and as of the end of, each of the periods indicated. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected historical financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and our financial statements and related notes included elsewhere in this document.

	Period from
	Inception
	(June 23) to
	December 31,	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)

Statement of Operations Data:
Revenues
Gas sales	$1,679	$7,393	$14,136	$12,196	$13,141
Income from earn-in joint venture agreement	41	368	1,629	379	—

Total revenues	1,720	7,761	15,765	12,575	13,141
Operating expenses
Lease operating expenses	772	1,445	1,781	2,993	4,721
Production taxes	186	838	1,637	1,198	1,397
Marketing and transportation	299	1,218	1,582	1,962	3,464
General and administrative, net	729	1,552	2,267	4,343	5,179
Organization costs	311	—	—	—	—
Depreciation, depletion, amortization and accretion	850	3,328	5,622	6,673	6,516
Impairment of oil and gas properties	—	—	—	—	18,225

Total operating expenses	3,147	8,381	12,889	17,169	39,502

Operating income (loss)	(1,427)	(620)	2,876	(4,594)	(26,361)

Other income (expense)
Gain (loss) on derivatives(1)	—	(766)	(4,815)	7,362	2,211
Interest income	33	61	17	720	677
Other income	3	4	129	484	379
Unrealized derivative loss	—	—	—	(26)	—
Interest expense	—	(2)	(47)	(168)	(283)

Total other income (expense)	36	(703)	(4,716)	8,372	2,984

Net income (loss)	$(1,391)	$(1,323)	$(1,840)	$3,778	$(23,377)
Preferred dividends, related party	(719)	(2,623)	(5,409)	(20,964)	—

Net income (loss) attributable to common stockholders	$(2,110)	$(3,946)	$(7,249)	$(17,186)	$(23,377)

Net income (loss) per common share
Basic and diluted	$(0.42)	$(0.79)	$(1.42)	$(0.87)	$(0.86)
Weighted average shares outstanding
Basic and diluted(2)	5,000,000	5,000,000	5,094,800	19,783,118	27,281,680

(1)	In order to provide a measure of stability to the cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk, we chose to periodically hedge a portion of our oil and gas production using swap and collar agreements. We account for our derivative instruments under the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires us to record derivative instruments at their fair value. Our management has chosen not to use hedge accounting for these arrangements. For the years ended December 31, 2007, 2006, 2005 and 2004 we have classified the gains and losses (both realized and unrealized) on derivatives to other income/expense in the statements of operations. We feel that this presentation fairly presents revenues derived from operations because the gains and losses on derivatives are comprised of a significant unrealized gain or loss for future periods which is not reflective of current operations.

(2)	For all periods in which there was a net loss attributable to common stockholders, all of our stock options and warrants were anti-dilutive. Common stock equivalents of 4,965,000, 9,187,500, 13,676,200, 1,035,000 and 871,000 at December 31, 2003, 2004, 2005, 2006 and 2007, respectively, were excluded because they were anti-dilutive.

	Period from
	Inception
	(June 23) to
	December 31,	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$1,315	$1,350	$8,792	$6,029	$(16,685)
Net cash provided by (used in) investing activities	(14,313)	(14,017)	(25,301)	(63,880)	(9,423)
Net cash provided by (used in) financing activities	17,524	11,740	15,582	59,941	29,497
Other Financial Data:
Capital expenditures — exploration and production	$13,977	$13,149	$20,866	$62,340	$14,006

	As of December 31,
	2004	2005	2006	2007
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$3,599	$2,672	$4,762	$8,151
Property and equipment, net	43,054	63,529	127,189	125,011
Total assets	54,504	77,081	150,332	146,593
Long-term debt (including current portion)(1)	345	828	807	786
Total liabilities	13,817	23,897	31,503	20,756
Redeemable preferred stock(2)	18,338	31,400	—	—
Total stockholders’ equity	22,349	21,784	118,829	125,837

(1)	Long-term debt does not include fair value of derivatives, asset retirement obligation and the long-term portion of production taxes.

(2)	On April 11, 2006, we used approximately $53.6 million of the net proceeds from our private placement to redeem all of the outstanding shares of our Series A Redeemable Preferred Stock, all of which were held by DLJ Merchant Banking.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The discussion and analysis that follows should be read together with Item 6, Selected Financial Data and the accompanying financial statements and notes related thereto that are included elsewhere in this annual report. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this annual report, including in Item 1A, Risk Factors, all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of CBM properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of December 31, 2007, we owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 93% of which were undeveloped. We drilled 87 gross (61 net) wells and completed 108 gross (73 net) wells during the year ended December 31, 2007, and we operated 100% of those wells. We incurred capital expenditures of approximately $21.2 million during the year ended December 31, 2007 primarily related to our drilling, completion and infrastructure costs on our Cabin Creek and Recluse acreage.

We were formed in June 2003 as a Delaware corporation through a contribution of proved producing properties and undeveloped leaseholds by subsidiaries of Carrizo and U.S. Energy and a cash contribution from DLJ Merchant Banking.

In April 2006, we completed a private placement, exempt from registration under the Securities Act, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. In May 2007, we completed our initial public offering of 3,750,000 shares of common stock. Please see the information under the heading “Liquidity and Capital Resources — Cash Flow from Financing Activities — Sales and Issuances of Equity” in this Item 7 for further information regarding issuances of equity to our initial stockholders.

Significant Developments

Effective February 12, 2007, we entered into a new $100 million credit facility with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of December 31, 2007, the borrowing base was $22 million although our borrowing availability was less than our initial borrowing base due to covenant limitations. As of December 31, 2007, the actual borrowing availability was $16.7 million.

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

At December 31, 2007, we had no outstanding debt under our credit facility. We used a portion of the net proceeds from our initial public offering in May 2007 to pay down all of the outstanding indebtedness under our credit facility, which totaled $7.0 million. Please see the information under the heading “Liquidity and Capital Resources — Credit Facility” in this Item 7 for further information regarding our credit facility.

On October 15, 2007, we, Quest Resource Corporation, a Nevada corporation, and Quest Merger Sub, Inc., a wholly owned subsidiary of Quest, entered into an agreement and plan of merger whereby Merger Sub will merge with and into us. The merger agreement, which was unanimously approved by our Board of Directors and the Board of Directors of Quest, provides for Quest’s acquisition of all of the issued and outstanding shares of our common stock. On February 6, 2008, the Merger Agreement was amended and restated to revise the aggregate consideration to approximately 15.5 million shares in Quest’s common stock.

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

Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $740,000, $0 and $0 as of December 31, 2007, 2006 and 2005, respectively. Abandonment of unproved properties are also accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. The estimated salvage value of equipment included in determining the depletion rate was $6,395,000, $5,736,000 and $3,306,000 as of December 31, 2007, 2006 and 2005, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. If capitalized cost exceeds the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation. At December 31, 2007, the full cost ceiling of our oil and gas properties exceeded the capitalized cost by approximately $10.6 million based upon a natural gas price of approximately $6.04 per Mcf in effect at that date. As a result, we were not required to accord an impairment for the quarter ended December 31, 2007. An impairment of approximately $18.2 million was recorded for the nine months ended September 30, 2007, resulting in a total impairment for the year ended December 31, 2007 of approximately $18.2 million. The impairment of our oil and gas properties resulted from low commodity prices throughout the year, specifically at the end of the first, second and third quarters of 2007. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 2007, 2006 and 2005, no liability was recorded. Although there was no liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which in turn, could impact the recording of liabilities in the future. Gas sales accruals at December 31, 2007, 2006 and 2005 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at year end, the impact would have been a $306,000 change for 2007, a $319,000 change for 2006 and a $162,000 change for 2005.

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

A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increased carrying value is depleted using the units of production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have a $252,000 effect on our asset retirement obligation liability at December 31, 2007.

Changes in the carrying amount of the asset retirement obligations are as follows:

	Year Ended December 31,
	2007	2006

Beginning balance of asset retirement obligations	$2,321	$1,277
Additional obligation added during the period	239	953
Obligations settled during the period	(1)	(2)
Revisions in estimates	—	(69)
Accretion expense	208	162

Ending balance of asset retirement obligations	$2,767	$2,321

Inventory

We acquire inventory of oil and gas equipment, primarily tubulars, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in noncurrent assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $51,000 reduction in our inventory valuation as of December 31, 2007. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

Property and Equipment

Property and equipment is comprised primarily of a building, computer hardware and software, vehicles and equipment, and is recorded at cost. Renewals and betterments that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, ranging as follows: buildings — 30 years, computer hardware and software — 3 to 5 years, machinery, equipment and vehicles — 5 years, and office furniture and equipment — 3 to 5 years.

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we record an impairment. No impairments were recorded during the years ended December 31, 2007, 2006 and 2005.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts. A 10% change in well counts for the year ended December 31, 2007 would have increased or decreased our expenses billed to working interest owners by approximately $155,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2007, 2006 and 2005, we had recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of January 1, 2007, the date of adoption of FIN 48, and as of December 31, 2007, we had not recorded any material uncertain tax benefits.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2007, we have not recognized any interest or penalties in our statement of operations or statement of financial position.

We are subject to the following material taxing jurisdictions: U.S. federal. We also have material operations in the state of Wyoming; however, Wyoming does not impose a corporate income tax. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2004 through 2007. Due to our net operating loss carry forwards, the Internal Revenue Service may also adjust the amount of loss realizable under examination back to 2003.

Derivatives

We use derivative instruments to manage our exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. We account for derivative instruments or hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Please see Note 7 of the notes to our audited financial statements appearing elsewhere in this annual report for additional discussion of derivatives.

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

During 2005 and 2006, we granted options to certain of our officers and employees with exercise prices ranging from $4.80 to $11.00 per share. Although we did not obtain contemporaneous valuations performed by an unrelated valuation specialist, we believe that at the time of each grant, the exercise price of the options granted was greater than the fair value of the underlying shares of common stock. In each case, the primary factors in our determination of the fair value of the underlying shares of common stock were (1) the PV-10 value of our estimated net proved reserves, as determined by our independent petroleum engineers in the most recent reserve report available at the time of each grant, (2) the estimated fair market value of the undeveloped acreage in Montana that was contributed to us at inception, (3) the fair market value of the undeveloped acreage in Montana and Wyoming we acquired in March 2005 from Marathon Oil, which was determined through an arm’s-length bidding and negotiation process, and (4) the liability relating to the redemption of our Series A Redeemable Preferred Stock. For each grant made prior to the date of the private offering, our valuation methodology indicated a fair value for the underlying shares of common stock of less than the price obtained in the private offering; each grant made subsequent to the private offering had an exercise price equal to the price obtained in the private offering. We believe that we were to obtain a price of $11.00 in the private offering in part because the offering generated proceeds sufficient to (a) redeem all of our Series A Redeemable Preferred Stock and thereby eliminate the substantial redemption liability on a going-forward basis and (b) fund our 2006 drilling program without seeking additional dilutive capital contributions from our founding stockholders. A valuation of our shares of common stock by an unrelated valuation specialist was not required or requested by our board of directors, which approved each grant.

We are required to adopt the prospective method for grants prior to January 1, 2006 as we had elected to value employee grants using the minimum value method under SFAS No. 123. For option grants and restricted stock accounted for under the prospective method, we will continue to account for the grants under the intrinsic value-based method prescribed by APB No. 25 and the related interpretations in accounting for stock options. Therefore, we do not record any compensation expense for stock options granted to employees prior to January 1, 2006 if the exercise price equaled the fair market value of the stock option on the date of the grant, and the exercise price, the number of shares eligible for issuance under the options, and vesting period are fixed.

Under SFAS No. 123(R), compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the estimated grant date fair value, has been recorded in each of the years ended December 31, 2007 and 2006. Results for prior periods have not been retroactively adjusted. For prior periods, we applied APB No. 25 and related interpretations, and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” We record compensation expense related to non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services” and recognize compensation expense over the vesting periods of such awards.

As required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we have computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. For options granted before January 1, 2006, expected volatility was not considered because we were a private company at the grant date of these options. For stock option grants after January 1, 2006, we used a volatility rate of 35% and began to include estimated forfeiture rates. We estimated the volatility rate of our common stock at the date of the grant based on the historical volatility of comparable companies. We factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Accordingly, we have computed the fair value of all options granted during the year ended December 31, 2007 using the Black-Scholes option pricing model and the following weighted average assumptions.

	Year Ended December 31,
	2007	2006	2005	2004

Expected Volatility	35%	35%	0%	0%
Dividend Yield	—	—	—	—
Risk Free Interest Rate	4.79% to 4.80%	4.30% to 5.03%	3.46% to 4.44%	2.71% to 3.90%
Weighted Average expected life (in years)	5	5	5	5

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 as of December 31, 2007 and 2006, respectively.

Transportation Costs

We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under SFAS No. 5, “Accounting for Contingencies,” which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At December 2007, 2006 and 2005, we recorded $0, $500,000 and $0, respectively, for legal proceedings.

Per Share Information

Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to common stockholders, all of our stock options and warrants were anti-dilutive. Common stock equivalents of 871,000, 1,035,000 and 13,676,200 at December 31, 2007, 2006 and 2005, respectively, were excluded because they were anti-dilutive due to the net loss attributable to common stockholders incurred in such periods.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position but may cause additional disclosure in future years.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of January 1, 2008 for us. SFAS No. 159 offers various options in electing to apply the provisions of this Statement. We decided not to elect fair value accounting for any of our eligible items other than derivatives (See Note 7) which were being accounted for under a fair value method prior to the adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS No. 141(R) will be effective for us beginning with the 2009 fiscal year. We are evaluating the potential impact of SFAS No. 141(R), if any, on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS No. 160 also requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS No. 160 will be effective for us beginning with the 2009 fiscal year. We are evaluating the potential impact of SFAS No.160, if any, on our financial statements.

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

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the year ended December 31, 2006, the NYMEX natural gas index price ranged from a high of $11.23 per MMBtu to a low of $4.20 per MMBtu, while the CIG natural gas index price ranged from a high of $7.90 per MMBtu to a low of $1.31 per MMBtu. During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the years ended December 31, 2007, 2006 and 2005, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. The Rockies Express Pipeline, which is expected to be completed in 2008, will increase takeaway capacity by approximately 2 Bcf per day from these hubs. We expect that this will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price.

Results of Operations

Net loss attributable to stockholders for the year ended December 31, 2007 was $23.4 million, or $0.86 per diluted share, on total revenue of $13.1 million. Other income for the year ended December 31, 2007 included a $2.3 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such change in the valuation, we would have shown a loss of $21.1 million. This compares to a reported net loss attributable to stockholders of $17.2 million for the year ended December 31, 2006 on total revenue of $12.6 million. Adjusted for an unrealized gain in the fair valuation of our natural gas hedges in place of $6.7 million shown in other income, our results for the year ended December 31, 2006 would have been a net loss attributable to common stockholders of $23.9 million.

In order to provide a measure of stability to the cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk, we chose to periodically hedge a portion of our oil and gas production using swap and collar agreements. We account for our derivative instruments under the provisions of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires us to record derivative instruments at their fair value. Management has chosen not to use hedge accounting for these arrangements. Therefore, in accordance with SFAS No. 133, changes in the fair market value are recognized in earnings. For the period from inception (June 23, 2003) to December 31, 2003 and the years ended December 31, 2004, 2005 and 2006, the gains and losses (both realized and unrealized) on derivatives were reported in “total revenues” in the statements of operations. For the years ended December 31, 2007, 2006, 2005 and 2004, we have reclassified the gains and losses (both realized and unrealized) on derivatives to other income/expense in the statements of operations. We believe that this presentation more fairly presents revenues derived from operations because the gains and losses on derivatives are comprised of a significant unrealized gain or loss for future periods which is not reflective of current operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Gas sales volume.

Gas sales volume increased 40%, from 2.413 MMcf in the year ended December 31, 2006 to 3.389 MMcf in the year ended December 31, 2007. Daily sales volume was 9.3 MMcf for the year ended December 31, 2007 as compared to 6.6 MMcf for the year ended December 31, 2006, a 2.7 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.

Gas sales revenue.

Revenue from gas sales increased $0.9 million during the year ended December 31, 2007, to $13.1 million, an 8% increase compared to the year ended December 31, 2006. This increase was primarily due to an increase in gas sales volume which was partially offset by a decrease in the average realized price per Mcf. The average realized price per Mcf decreased 23%, from $5.05 per Mcf in the year ended December 31, 2006 to $3.88 per Mcf in the year ended December 31, 2007.

Derivatives.

For the year ended December 31, 2007, we had an unrealized loss of $2.3 million compared to an unrealized gain of $6.7 million for the year ended December 31, 2006. The unrealized loss is a noncash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled in the year ended December 31, 2007 resulted in a realized gain of $4.5 million compared to a hedge gain of $0.7 million in the year ended December 31, 2006. The hedge gains were primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses increased $1.7 million in the year ended December 31, 2007 to $4.7 million, a 58% increase compared to the year ended December 31, 2006. This increase resulted from an increase in the number of wells in the productive cycle during the year ended December 31, 2007. On an Mcf basis, lease operating expenses increased 12% from $1.24 per Mcf in the year ended December 31, 2006 to $1.39 per Mcf in the year ended December 31, 2007. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online. Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed to the increase along with increased water management costs associated with water treatment.

Production taxes.

Production taxes increased $0.2 million in the year ended December 31, 2007 to $1.4 million, a 17% increase from the year ended December 31, 2006. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year. The increase in production taxes for the year ended December 31, 2007 was primarily due to increased revenues associated with increased volume and a slight increase in county tax rates in Wyoming. On an Mcf basis, production taxes were $0.41 per Mcf for the year ended December 31, 2007 and $0.50 per Mcf for the year ended December 31, 2006, an 18% decrease, which correlates to the decrease in the price per Mcf received in the year ended December 31, 2007 from the year ended December 31, 2006.

Marketing and transportation.

Marketing and transportation expenses increased $1.5 million in the year ended December 31, 2007 to $3.5 million, a 77% increase from the year ended December 31, 2006. The increase related primarily to increased sales volume in the year ended December 31, 2007, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used. On an Mcf basis, marketing and transportation expenses increased 26% to $1.02 per Mcf in the year ended December 31, 2007 from $0.81 per Mcf in the year ended December 31, 2006.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees increased 27% to $1.6 million in the year ended December 31, 2007, from $1.2 million in the year ended December 31, 2006, due to increased productive wells which we operate and for which we charge an overhead fee. General and administrative expenses, net increased $0.8 million in the year ended December 31, 2007 to $5.2 million from $4.3 million in the year ended December 31, 2006. This increase was due primarily to an increase in payroll expenses due to the hiring of additional employees during the year ended December 31, 2007. On an Mcf basis, general and administrative expenses, net decreased 15% from $1.80 per Mcf in the year ended December 31, 2006 to $1.53 per Mcf in the year ended December 31, 2007.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $0.2 million for the year ended December 31, 2007 to $6.5 million, a 2% decrease compared to the year ended December 31, 2006. This decrease was due to a decrease in the full cost pool due to the impairments recorded in 2007 coupled with higher year-end reserves at December 31, 2007 compared to December 31, 2006. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased 31% to $1.92 per Mcf in the year ended December 31, 2007 from $2.77 per Mcf in the year ended December 31, 2006.

Impairment.

At December 31, 2007, the full cost ceiling of our oil and gas properties exceeded the capitalized cost basis by approximately $10.6 million, based upon a natural gas price of approximately $6.04 per Mcf in effect at that date. An impairment was recorded for the nine months ended September 30, 2007 of approximately $18.2 million, resulting in a total impairment for the year ended December 31, 2007 of approximately $18.2 million. The impairment of our oil and gas properties resulted from low commodity prices throughout the year. For further information regarding this impairment, please see Note 1 of the notes to our audited financial statements appearing elsewhere in this annual report.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Gas sales volume.

Gas sales volume increased 9% from 2,207 MMcf in the year ended December 31, 2005 to 2,413 MMcf in the year ended December 31, 2006. Daily sales volume was 6.6 MMcf for the year ended December 31, 2006 as compared to 6.0 MMcf for the year ended December 31, 2005, a 0.6 MMcf per day increase. The increase was primarily due to initial production coming online in our Cabin Creek project area.

Gas sales revenue.

Revenue from gas sales decreased $1.9 million in the year ended December 31, 2006 to $12.2 million, a 14% decrease compared to the year ended December 31, 2005. This decrease was primarily due to a decrease in the average realized price per Mcf, partially offset by increased gas sales volume. The average realized price per Mcf decreased 21% from $6.41 per Mcf in the year ended December 31, 2005 to $5.05 per Mcf in the year ended December 31, 2006.

Derivatives.

For the year ended December 31, 2006, we had an unrealized gain of $6.7 million compared to an unrealized loss of $3.2 million for the year ended December 31, 2005. The unrealized gain is a noncash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled in the year ended December 31, 2006 resulted in a realized gain of $0.7 million compared to hedge losses of $1.6 million in the year ended December 31, 2005. The hedge gains were primarily due to the fact that gas prices were lower than our weighted average floor price.

Lease operating expenses.

Lease operating expenses increased $1.2 million in the year ended December 31, 2006 to $3.0 million, a 68% increase compared to the year ended December 31, 2005. This increase resulted from an increase in the number of wells in the productive cycle during 2006. On an Mcf basis, lease operating expenses increased 53% from $0.81 per Mcf in the year ended December 31, 2005 to $1.24 per Mcf in the year ended December 31, 2006. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online.

Production taxes.

Production taxes decreased $0.4 million in the year ended December 31, 2006 to $1.2 million, a 27% decrease from the year ended December 31, 2005. The decrease in production taxes was directly correlated to gross sales revenue because production taxes in Wyoming are based on a percentage of sales value. The percentage averages 11% to 13%, depending on rates in effect for the respective year. On an Mcf basis, production taxes were $0.50 per Mcf for the year ended December 31, 2006 and $0.74 per Mcf for the year ended December 31, 2005, a 33% decrease, which correlates to the decrease in the price per Mcf received in 2006 from 2005.

Marketing and transportation.

Marketing and transportation expenses increased $0.4 million in the year ended December 31, 2006 to $2.0 million, a 24% increase from the year ended December 31, 2005. The increase related primarily to the increased sales volume in 2006 together with a slight increase in transportation fees and compression due to inflationary adjustments in the applicable contracts along with additional compression, which enabled us to move gas on additional high-pressure transportation systems. On an Mcf basis, marketing and transportation expenses increased 13% to $0.81 per Mcf in the year ended December 31, 2006 from $0.72 per Mcf in the year ended December 31, 2005.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees increased 43% in the year ended December 31, 2006 to $1.2 million from $0.8 million in the year ended December 31, 2005, due to increased productive wells which we operate and for which we charge an overhead fee. General and administrative expenses, net increased $2.1 million in the year ended December 31, 2006 to $4.3 million from $2.3 million in the year ended December 31, 2005. This increase during 2006 was due primarily to increased staffing and administrative costs pertaining to the support of our drilling and production activities, along with our private placement offering. On an Mcf basis, general and administrative expenses, net increased 75% from $1.03 per Mcf in the year ended December 31, 2005 to $1.80 per Mcf in the year ended December 31, 2006.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense increased $1.1 million for the year ended December 31, 2006 to $6.7 million, a 19% increase compared to the year ended December 31, 2005. This increase was due to an increase in capital expenditures that were added into the full cost pool used for the computation of depletion, as well as increased production coupled with lower year-end reserves due to lower year-end pricing. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased 9% to $2.77 per Mcf in the year ended December 31, 2006 from $2.55 per Mcf in the year ended December 31, 2005.

Liquidity and Capital Resources

Our primary source of liquidity since our formation has been the private sale of our equity. During the period from our formation in June 2003 through September 2005, DLJ Merchant Banking contributed $44.1 million cash in exchange for shares of our common stock, shares of our Series A Redeemable Preferred Stock and detachable warrants to purchase additional shares of common stock. The proceeds were used to fund our acquisitions and capital expenditures. In April 2006, we completed a private placement of an aggregate of 12,835,230 shares of our common stock at a price per share of $11.00, or $10.23 net of the initial purchaser’s discount and placement fee. In May 2007, we completed an initial public offering of an aggregate of 3,750,000 shares of our common stock at a price per share of $9.00, or $8.37 net of the underwriters’ discounts and commissions. Please see the information under the heading “Cash Flow from Financing Activities — Sales and Issuances of Equity — Common Stock” in this Item 7.

Credit Facility.  Effective February 12, 2007, we entered into a $100 million credit facility with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of December 31, 2007, the initial borrowing base was $22 million, although our borrowing availability is less than our initial borrowing base due to covenant limitations. As of December 31, 2007, the actual borrowing availability was $16.7 million.

The borrowing base is determined on a semi-annual basis and at such other additional times, up to twice yearly, as may be requested by either the borrower or the administrative agent and is determined by the collateral agent, although the determination is at the administrative agent’s discretion as the credit agreement does not provide a specific borrowing base formula. Based on future reserve reports, fluctuations in CIG index prices and possible title defects on certain of our properties, we expect that our borrowing base and borrowing availability could be further reduced below the initial levels. Borrowings under this credit facility may be used solely to acquire, explore or develop oil and gas properties and for general corporate purposes. The credit facility matures February 12, 2011. At December 31, 2007, we had no indebtedness outstanding under our credit facility.

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

Borrowings under our credit facility bear interest either: (i) at a domestic bank rate plus an applicable margin between 0.25% and 1.25% per annum based on utilization, or (ii) at the London interbank offered rate, or LIBOR, plus an applicable margin between 1.25% and 2.25% per annum based on utilization. The credit agreement provides for various fees, including a quarterly commitment fee of 1/2 of 1.00% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances. If an event of default exists, the default rate will be equal to 2% plus the floating rate.

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

With regard to hedging arrangements, the credit facility provides that acceptable commodity hedging arrangements cannot be greater than 80 to 85%, depending on the measurement date of our monthly production from our hydrocarbon properties that are used in the borrowing base determination, and that the fixed or floor price of our hedging arrangements must be equal to or greater than the gas price used by the lenders in determining the borrowing base.

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

The credit agreement contains customary events of default, including payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. In addition, the credit agreement requires us to eliminate scheduled title defects within certain time periods. The necessary assignments and documentation for title defects was resolved prior to December 31, 2007. We were in compliance with the covenants under our credit agreement as of December 31, 2007. The credit agreement requires any wholly-owned subsidiaries to guarantee the obligations under the credit agreement.

Office Building Loan.  On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of December 31, 2007, we had $786,000 outstanding in principal on this mortgage.

Capital Expenditure Budget.  During 2007, we reduced our total capital expenditure budget for 2007 from approximately $52.6 million to approximately $30.0 million. Consequently, we also reduced our drilling and completion targets for 2007 from approximately 260 gross (207 net) wells to approximately 140 gross (102 net) wells. During the year ended December 31, 2007, we incurred capital expenditures of $21.2 million and drilled 87 gross (61 net) wells. Our revised 2007 capital expenditure budget was used to drill and complete wells in 2007, to construct related gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2006, to recomplete certain wells, and to fund infrastructure and completion costs related to wells drilled in 2006. While we believe we will have adequate resources from our credit facility and cash flows from operations to implement our 2008 drilling plan, our ability to develop future projects will depend on access to additional capital. The CIG index price was extremely volatile during 2007 and at times reached unusually low levels. If prices remain low, our cash flows from operations could decrease and the borrowing base and borrowing availability under our credit facility could be reduced, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves and maintain production levels could be greatly limited.

Cash Flow from Operating Activities

Net cash used by operating activities was $16.7 million for the year ended December 31, 2007, compared to net cash provided by operating activities of $6.0 million and $8.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in 2007 was primarily due to a reduction in our accounts payable balance and a lower unrealized gain on derivative instruments, partially offset by a decrease in our accounts receivable along with an impairment of oil and gas properties.

While we believe that cash flows from operations and borrowings under our credit facility will be sufficient to meet our 2008 capital expenditures and other cash needs during 2008, the CIG index price was extremely volatile during 2007 and at times reached unusually low levels. If prices remain low, our cash flows from operations could decrease and the borrowing base and borrowing availability under our credit facility could be reduced.

Cash Flow from Investing Activities

Net cash used in investing activities was $9.4 million, $63.9 million and $25.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities decreased in 2007 by $54.5 million due to decreased investment in the acquisition and development of undeveloped leaseholds primarily due to low gas prices in the Rocky Mountain region. Net cash used in investing activities increased by approximately $38.6 million in 2006 compared to 2005, of which approximately $27 million was related to the Green River Basin acquisition and the remaining $11.5 million was related to increased investments attributable to the acquisition and development of undeveloped leaseholds in Montana and Wyoming.

Cash Flow from Financing Activities

During the period from our formation in June 2003 through September 2005, DLJ Merchant Banking contributed $44.1 million in cash in exchange for shares of our common stock, shares of our Series A Redeemable Preferred Stock and detachable warrants to purchase additional shares of common stock. As of December 31, 2006 and December 31, 2007, we had 25,131,301 and 29,019,751 shares of common stock issued and outstanding, respectively, of which 27,270 and 165,720 shares, respectively, were shares of restricted stock issued to employees and directors.

Net cash provided by financing activities was $29.5 million for the year ended December 31, 2007 as compared to $59.9 million and $15.6 million for the years ended December 31, 2006 and 2005, respectively. The change in 2007 was primarily due to our April 2006 private placement and our May 2007 initial public offering.

Sales and Issuances of Equity

Common Stock.  At formation, we issued an aggregate of 3,750,000 shares of common stock, par value $0.01 per share, in equal portions to a subsidiary of Carrizo and to Rocky Mountain Gas Inc., a former subsidiary of U.S. Energy, in exchange for the contribution of interests in approximately 81,000 gross (40,000 net) acres, including proved producing properties and undeveloped leaseholds, valued at $15.0 million. The 1,875,000 shares held by Rocky Mountain Gas were transferred to its affiliates, U.S. Energy and Crested Corp., in May 2005. We issued an additional 1,250,000 shares of common stock at formation to DLJ Merchant Banking in exchange for a cash contribution of $4.9 million. On November 18, 2005, we issued an additional 750,000 shares of common stock to DLJ Merchant Banking in connection with the exercise of Series B warrants. On November 30, 2005, Gary W. Uhland, our former President, exercised options to acquire 50,000 shares of our common stock.

In April 2006, we completed a private placement, exempt from registration under the Securities Act, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors at a price of $11.00 per share, or $10.23 per share net of the initial purchaser’s discount and placement fee. Out of the approximately $129.9 million of net proceeds (after expenses) we received in the private placement, we used (i) approximately $53.6 million to redeem all of the outstanding shares of our Series A Redeemable Preferred Stock, including the payment of all accrued and unpaid dividends and a redemption premium, (ii) approximately $27.0 million for our acquisition of the Green River Basin assets and (iii) approximately $16.3 million to repurchase an aggregate of 1,593,783 shares of common stock at a price of $10.23 per share from DLJ Merchant

Banking and Gary W. Uhland, our former President, and (iv) approximately $33.0 million to fund our development drilling program and pay additional offering expenses and for general corporate purposes.

In May 2007, we completed an initial public offering of 3,750,000 shares of our common stock at a price of $9.00 per share, or $8.37 per share net of underwriters’ discounts and commissions. Out of the approximately $30.3 million of net proceeds (after underwriters’ discounts and commissions and offering expenses) we received in our initial public offering, we used $7.0 million to pay down all of the outstanding indebtedness under our credit facility. We intend to use the remainder of the net proceeds for capital expenditures, infrastructure development and general corporate purposes.

Series A Redeemable Preferred Stock.  At formation, we issued 130,000 shares of Series A Redeemable Preferred Stock, par value $0.01 per share, to DLJ Merchant Banking in exchange for an approximately $12.7 million cash investment. On February 19, 2004, we issued an additional 120,000 shares of Series A Redeemable Preferred Stock to DLJ Merchant Banking in exchange for an approximately $11.8 million cash investment. On March 28, 2005, we issued an additional 100,000 shares of Series A Redeemable Preferred Stock to DLJ Merchant Banking in exchange for a $9.8 million cash investment. On September 1, 2005, we issued an additional 50,000 shares of Series A Redeemable Preferred Stock to DLJ Merchant Banking in exchange for a $4.9 million cash investment. In 2005, 2004 and 2003, we elected to pay all dividends on our Series A Redeemable Preferred Stock in the form of paid-in-kind dividends. Dividends paid in 2005, 2004 and 2003 totaled approximately $3.6 million, $2.2 million and $0.4 million, respectively, resulting in the issuance of 36,007, 22,495 and 3,687 additional shares of Series A Redeemable Preferred Stock, respectively. In January 2006, a paid-in-kind dividend in the amount of approximately $1.2 million was paid with respect to the fourth quarter of 2005, resulting in the issuance of 12,132 additional shares of Series A Redeemable Preferred Stock.

In April 2006, following the initial closing of the private placement, we redeemed all of the outstanding shares of Series A Redeemable Preferred Stock with a portion of the proceeds from the private placement including the payment of accrued and unpaid dividends of $1.4 million. The difference between the redemption price and the carrying value of the Series A Redeemable Preferred Stock resulted in a $19.6 million redemption premium that was recorded as a dividend expense in our statement of operations for the three months ended June 30, 2006. As of December 31, 2007, we had no shares of Series A Redeemable Preferred Stock issued and outstanding.

Warrants.  At formation, in connection with the issuance of Series A Redeemable Preferred Stock, we issued Series A detachable warrants to DLJ Merchant Banking to purchase 3,250,000 shares of common stock at an exercise price of $4.00 per share. The warrants were recorded at their estimated fair value on the date of issuance, which was approximately $4.4 million. On February 19, 2004, in connection with the issuance of additional Series A Redeemable Preferred Stock, we issued additional Series A detachable warrants to DLJ Merchant Banking to purchase 3,000,000 shares of common stock at an exercise price of $4.00 per share. The warrants were recorded at their estimated fair value on the date of issuance of approximately $4.1 million. On March 28, 2005, in connection with the issuance of additional Series A Redeemable Preferred Stock, we issued additional Series A detachable warrants to DLJ Merchant Banking to purchase 2,500,000 shares of common stock at an exercise price of $4.00 per share and Series B warrants to purchase 500,000 shares of common stock at an exercise price of $0.01 per share. These warrants were recorded at their estimated fair value on the date of issuance of approximately $2.4 million and $1.1 million, respectively. On September 1, 2005, in connection with the issuance of additional Series A Redeemable Preferred Stock, we issued additional Series A detachable warrants to DLJ Merchant Banking to purchase 1,250,000 shares of common stock at an exercise price of $4.00 per share and additional Series B warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share. These warrants were recorded at their estimated fair value on the date of issuance of approximately $1.1 million and approximately $0.6 million, respectively. In addition, in connection with the payment of paid-in-kind dividends on our Series A Redeemable Preferred Stock, we issued additional Series A detachable warrants to DLJ Merchant Banking to purchase an aggregate 834,025 shares of common stock at an exercise price of $4.00 per share. On November 18, 2005, DLJ Merchant Banking exercised all of its Series B warrants to purchase 30,000 shares (pre-split; 750,000 shares post-split) of common stock at an exercise price of $0.01 per share. As of December 31, 2005, there were Series A warrants outstanding to purchase an aggregate of 10,530,725 shares of common stock with an exercise price of $4.00 per share. However, immediately prior to the initial closing of our private placement, DLJ Merchant Banking exchanged all of its outstanding warrants for 6,894,380 shares of our common stock in a tax-free reorganization based on the private placement price of $11.00 per share. As of December 31, 2007 we had no warrants or escalating options issued and outstanding.

Contractual Obligations

Please see Notes 9 and 10 of the notes to our audited financial statements appearing elsewhere in this annual report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of December 31, 2007:

	Total	2008	2009-2010	2011-2012	Thereafter
	(In thousands)

Notes payable in connection with the mortgage	$786	$23	$51	$58	$654
Asset retirement obligations	2,767	363	459	712	1,233
Non-current production and property taxes	633	—	633	—	—

Total	$4,185	$386	$1,143	$770	$1,886

At December 31, 2007, the commodity derivatives asset was valued at $556,000, which represents a current receivable attributable to 2008.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of December 31, 2007. At December 31, 2007, we had hedged volumes through December 2008. Please see Note 7 of the notes to the audited financial statements appearing elsewhere in this annual report.

Year Ending
December 31,
2008
(Unaudited)

Natural Gas Collars:
Contract volumes (MMBtu):
Floor	1,098,000
Ceiling	1,098,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.50
Ceiling	$8.20
Fixed-price sales(2)	$8.20
Fair value, net (thousands)(3)	$556
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,098,000
Weighted-average fixed price per MMBtu(1)	$6.50
Fixed-price sales(2)	$8.20
Fair value, net (thousands)(3)	$556

(1)	Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Fair value based on CIG index price in effect for each month as of December 31, 2007.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pinnacle Gas Resources, Inc.
Sheridan, Wyoming

We have audited the accompanying balance sheets of Pinnacle Gas Resources, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Gas Resources, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
March 18, 2008

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	December 31,	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$8,151	$4,762
Receivables
Accrued gas sales	3,062	2,364
Joint interest receivables, net of $100 allowance for doubtful accounts	6,040	9,237
Derivative instruments	556	2,856
Inventory of material for drilling and completion	174	271
Prepaid expenses	1,322	394

Total current assets	19,305	19,884

Property and equipment, at cost, net of accumulated depreciation	2,226	2,107
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	33,965	39,988
Unproved	88,820	85,094
Inventory of material for drilling and completion	505	944
Deposits	20	520
Restricted certificates of deposit	1,752	1,795

Total assets	$146,593	$150,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long term debt-current portion	$23	$21
Trade accounts payable	7,767	17,567
Revenue distribution payable	6,534	7,301
Drilling prepayments from joint interest owners	28	289
Asset retirement obligations, current	363	0
Accrued liabilities	2,241	2,375

Total current liabilities	16,956	27,553

Asset retirement obligations, non-current	2,404	2,321
Production taxes, non-current	633	843
Long term debt-net of current portion	763	786

Total liabilities	20,756	31,503

Commitments and contingencies
Series A Redeemable Preferred stock, $0.01 par value; 25,000,000 authorized, 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 29,019,751 and 25,131,301 shares issued and outstanding at December 31, 2007 and 2006, respectively	289	251
Additional paid-in capital	149,701	119,354
Accumulated deficit	(24,153)	(776)

Total stockholders’ equity	125,837	118,829

Total liabilities and stockholders’ equity	$146,593	$150,332

See Notes to Financial Statements

PINNACLE GAS RESOURCES, INC.

Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues
Gas sales	$13,141	$12,196	$14,136
Earn-in joint venture	—	379	1,629

Total revenues	13,141	12,575	15,765
Cost of revenues and expenses
Lease operating expenses	4,721	2,993	1,781
Production taxes	1,397	1,198	1,637
Marketing and transportation	3,464	1,962	1,582
General and administrative, net	5,179	4,343	2,267
Depreciation, depletion, amortization and accretion	6,516	6,673	5,622
Impairment of oil and gas properties	18,225	—	—

Total cost of revenues and expenses	39,502	17,169	12,889

Operating (loss)/income	(26,361)	(4,594)	2,876
Other income(expense)
Gain/(loss) on derivatives	2,211	7,362	(4,815)
Interest income	677	720	17
Other income	379	484	129
Unrealized derivative loss	—	(26)	—
Interest expense	(283)	(168)	(47)

Total other income (expense)	2,984	8,372	(4,716)

Net (loss)/income before income taxes	(23,377)	3,778	(1,840)
Income taxes	—	—	—

Net (loss)/income	(23,377)	3,778	(1,840)
Preferred dividends	—	(20,964)	(5,409)

Net loss attributable to common stockholders	$(23,377)	$(17,186)	$(7,249)

Basic and diluted net loss per share	$(0.86)	$(0.87)	$(1.42)
Weighted average shares outstanding — basic and diluted	27,281,680	19,783,118	5,094,800

See Notes to Financial Statements

PINNACLE GAS RESOURCES, INC.

Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net (loss)/income	$(23,377)	$3,778	$(1,840)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities
Impairment of oil and gas properties	18,225	—	—
Depreciation, depletion, amortization and accretion	6,516	6,673	5,622
(Gain)/loss on derivatives	(2,211)	(7,336)	4,815
Allowance for doubtful accounts	—	100	—
Stock-based compensation	867	368	—
Changes in assets and liabilities
Decrease (increase) in receivables	2,499	(3,184)	(2,214)
Decrease in inventory of material for drilling and completion	97	209	24
Decrease (increase) in prepaid expenses	(928)	(281)	289
(Decrease) increase in accounts payable and accrued liabilities	(17,344)	6,179	(1,573)
(Decrease) increase in revenue distribution payable	(767)	(764)	3,672
(Decrease) increase in drilling prepayments	(261)	289	—
Asset retirement obligation settled this period	(1)	(2)	(3)

Net cash (used in)/provided by operating activities	(16,685)	6,029	8,792

Cash flows from investing activities
Capital expenditures — exploration and production	(14,006)	(62,340)	(20,866)
Capital expenditures — property and equipment	(910)	(714)	(1,698)
Purchase of restricted certificates of deposits	43	(520)	—
Deposits	500	(1,657)	—
Decrease (increase) in inventory held for exploration and development	439	294	(733)
Realized gain on derivatives	4,511	663	(1,610)
Proceeds from the sale of assets held for sale	—	394	—
Increase in assets held for sale	—	—	(394)

Net cash used in investing activities	(9,423)	(63,880)	(25,301)

Cash flows from financing activities
Proceeds from the issuance of preferred stock	—	—	15,000
Proceeds from the issuance of preferred stock	—	—	(300)
Proceeds from the issuance of common stock	33,750	141,187	169
Issuance costs related to common stock	(4,232)	(11,252)	—
Dividends paid on preferred stock	—	(1,397)	—
Redemption of preferred stock including redemption premium	—	(52,174)	—
Repurchase and cancellation of common shares	—	(16,304)	—
Principal payments on note payable and capital leases	(21)	(119)	(116)
Proceeds from long-term debt	—	—	829

Net cash provided by financing activities	29,497	59,941	15,582

Net increase (decrease) in cash and cash equivalents	3,389	2,090	(927)
Cash and cash equivalents at beginning of year	4,762	2,672	3,599

Cash and cash equivalents at end of year	$8,151	$4,762	$2,672

Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$7,200	$6,232	$2,941
Asset retirement obligation included in oil and gas properties	239	884	656
Assets acquired through capital leases	—	—	—
Capital lease asset relinquished	—	—	133
Fair value of options and warrants	—	—	6,517
Dividend paid in kind with the issuance of additional preferred stock	—	1,207	3,601
Derivative liability related to preferred stock	—	232	42
Cashless exercise of warrants and options	—	15,428	—
Inventory used in oil and gas properties	—	(294)	733
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$115	$168	$47

See Notes to Financial Statements

Pinnacle Gas Resources, Inc.

Statements of Redeemable Preferred Stock and Stockholders’ Equity

			Stockholders’ Equity
						Additional
	Preferred Stock		Common Stock		Fair Value of	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Warrants and Options	Capital	Deficit	Total
	(In thousands except share amounts)

Balance at December 31, 2004	276,182	18,338	5,000,000	50	8,911	16,102	(2,714)	22,349
Issuance of preferred stock for cash
net of $300 of offering costs	150,000	14,658	—	—	—	—	—	—
Fair value of warrants at issuance	—	(5,197)	—	—	5,197	—	—	5,197
Issuance of common stock upon exercise of Class B Warrants at $.01	—	—	750,000	8	—	(8)	—	—
Issuance of common stock upon exercise of options	—	—	50,000	—	—	167	—	167
Dividends on preferred	—	—	—	—	—	(4,089)	—	(4,089)
Dividends paid in-kind on preferred	36,007	3,601	—	—	—	—	—	—
Warrants issued in connection with payment of dividend in-kind on preferred	—	—	—	—	1,320	(1,320)	—	—
Net loss	—	—	—	—	—	—	(1,840)	(1,840)

Balance at December 31, 2005	462,189	31,400	5,800,000	58	15,428	10,852	(4,554)	21,784
Dividends on preferred	—	—	—	—	—	(1,397)	—	(1,397)
Dividends paid in-kind on preferred	12,132	1,207	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	289	—	289
Issuance of restricted shares	—	—	27,270	—	—	79	—	79
Sales of common stock for cash in a private placement, net of offering costs of $11,252	—	—	12,835,230	128	—	129,807	—	129,935
Redemption of preferred stock for cash, including redemption premium	(474,321)	(32,607)	—	—	—	(19,335)	—	(19,335)
Repurchase and cancellation of common stock	—	—	(1,593,783)	(16)	—	(16,288)	—	(16,304)
Cashless exercise of warrants and escalating options	—	—	8,062,584	81	(15,428)	15,347	—	—
Net income	—	—	—	—	—	—	3,778	3,778

Balance as of December 31, 2006	—	$—	25,131,301	$251	$—	$119,354	$(776)	$118,829
Issuance of restricted shares	—	$—	155,500	$—	$—	$158	$—	$158
Forfeiture of restricted shares	—	—	(17,050)	—	—	—	—	—
Sale of common stock for cash, net of offering costs of $4,232	—	—	3,750,000	38	—	29,480	—	29,518
Stock-based compensation	—	—	—	—	—	709	—	709
Net Loss	—	—	—	—	—	—	(23,377)	(23,377)

Balance at December 31, 2007	—	$—	29,019,751	$289	—	$149,701	$(24,153)	$125,837

See Notes to Financial Statements

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements

Note 1 —	Summary of Significant Accounting Policies

Business and Basis of Presentation

On June 23, 2003, Pinnacle Gas Resources, Inc. (the “Company” or “Pinnacle”) was formed as a Delaware corporation through a contribution of proved producing properties and undeveloped leaseholds from CCBM, Inc. (“CCBM”), a wholly-owned subsidiary of Carrizo Oil and Gas, Inc. (“Carrizo”), and Rocky Mountain Gas, Inc. (“RMG”), a former subsidiary of U.S. Energy Corporation, and a cash contribution from various Credit Suisse First Boston Private Equity entities (“CSFB”). In exchange for the contributed assets, CCBM and RMG each received 1,875,000 shares of common stock or approximately 37.5% of the Company’s outstanding common stock as of the initial formation and options to purchase an additional 1,250,000 shares of the Company’s common stock. In exchange for its cash contribution, CSFB received 1,250,000 shares of common stock, or approximately 25% of the Company’s outstanding common stock as of the initial formation and 130,000 shares of redeemable preferred stock with detachable warrants to purchase 3,250,000 additional shares of common stock. The shares of common stock originally held by RMG were transferred to its affiliates, U.S. Energy and Crested Corp. (collectively, “U.S. Energy”), in May 2005.

Immediately following the formation, the Company used part of the cash proceeds to acquire an approximate 50% operative working interest in producing properties and undeveloped acreage in the eastern portion of the Powder River Basin, Wyoming, and has continued to acquire properties in this area, as well as in the Green River Basin.

In February 2004, March 2005 and September 2005, CSFB contributed additional cash in exchange for redeemable preferred stock with detachable warrants to purchase additional shares of common stock. In 2005, part of the cash proceeds were used for an acquisition of undeveloped properties in Montana and Wyoming.

In April 2006, the Company completed a private placement of 12,835,230 shares of common stock at a price of $11.00 per share. Immediately prior to the initial closing of the private placement, CFSB exchanged all of its warrants for 6,894,380 shares of common stock in a tax-free reorganization and each of Carrizo and U.S. Energy entered into a cashless exercise of all of its options for 584,102 shares of common stock, in each case based on the private placement price of $11.00 per share. The Company received net proceeds of approximately $130.6 million before out-of-pocket offering costs of $0.7 million, which were used as follows: (i) approximately $53.6 million to redeem all of the outstanding shares of Series A Redeemable Preferred Stock, including the payment of all accrued and unpaid dividends and a redemption premium, (ii) approximately $27.0 million for the acquisition of the Green River Basin assets, (iii) approximately $16.3 million to repurchase an aggregate of 1,593,783 shares of common stock at a price of $10.23 per share from shareholders, and (iv) approximately $33.0 million to fund the Company’s development drilling program, additional out-of-pocket offering costs and for general corporate purposes.

In May 2007, the Company completed an initial public offering of an aggregate of 3,750,000 shares of common stock at a price per share of $9.00, or $8.37 net of underwriters’ discounts and commissions. In June 2007, the underwriters partially exercised their over-allotment option to purchase 258,614 shares of the Company’s common stock from certain selling stockholders. The Company received net proceeds of approximately $31.4 million from its initial public offering, before out of pocket offering costs of approximately $1.1 million, which were used to pay down the $7.0 million outstanding under the Credit Agreement and were used to fund the Company’s drilling program and for general corporate purposes.

Pinnacle’s primary business is the exploration for, and the acquisition, development and production of coalbed methane natural gas in the United States. The Company is also engaged in gas property operations and the construction of low pressure gas collection systems which provide transportation for the Company’s coal bed methane production.

The Company’s proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the financial statements.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Stock Split

On March 10, 2006, the Company’s board of directors approved a 25-for-1 stock split of its common stock in the form of a stock dividend. The board previously approved the amendment of the Company’s certificate of incorporation to increase the authorized common stock to 100,000,000 shares. The earnings per share information and all common stock information have been retroactively restated for all years to reflect this stock split and amendment. The stock split was effective March 31, 2006.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates with regard to the Company’s financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimate of the timing and cost of the Company’s future drilling activity, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the realizability of deferred tax assets, the estimates of expenses and timing of the exercise of stock options, accrual of operating costs, capital expenditures and revenue, and estimates for litigation.

Cash and Cash Equivalents

Cash in excess of daily requirements is generally invested in money market accounts and commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the financial statements. The carrying amount of cash equivalents approximates fair value due to the short maturity and high credit quality of those investments. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and believes the Company’s risk is negligible.

Accounts Receivable

The Company’s revenue producing activities are conducted primarily in Wyoming. The Company grants credit to qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industry in which the Company operates and the financial condition of its customers. The Company continuously monitors collections and payments from its customers and if necessary, records an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. As of December 31, 2007 and 2006, the Company had an allowance of $100,000.

Inventory

Pinnacle acquires inventory of oil and gas equipment, primarily tubulars, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties, and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, the inventory is recorded in other non-current assets.

Property and Equipment

Property and equipment is comprised primarily of a building, computer hardware and software, vehicles and equipment and is recorded at cost. Renewals and betterments that substantially extend the useful lives of the assets

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

are capitalized. Maintenance and repairs are expensed when incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 years
Computer hardware and software	3-5 years
Machinery, equipment and vehicles	5 years
Office furniture and equipment	3-5 years

Long-Lived Assets

Long-lived assets to be held and used in the Company’s business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, the Company records an impairment. No impairments were recorded during the years ended December 31, 2007, 2006 and 2005.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unproved properties of $740,000, $0 and $0, respectively, during the years ended December 31, 2007, 2006 and 2005. (See Note 5 for additional discussion of unproved properties). Substantially all of such unproved property costs are expected to be developed and included in the amortization base over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. The estimated salvage value of equipment used in determining the depletion rate was $6,395,000, $5,736,000 and $3,306,000 as of December 31, 2007, 2006, and 2005 respectively.

Under full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current prices and costs, including the effects of derivative instruments

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At December 31, 2007, the full cost ceiling limitation exceeded the capitalized costs of oil and gas properties by approximately $10.6 million, based upon a natural gas price of $6.04 per Mcf in effect at that date. As such, the Company was not required to record an impairment for the fourth quarter of 2007. For the year ended December 31, 2007, the Company recorded an impairment of $18.2 million resulting from low commodity prices throughout the year, specifically in the first, second and third quarters of 2007. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of the Company’s oil and gas properties in future periods.

Asset Retirement Obligations

Pinnacle follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increased carrying value is depleted using the units-of-production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using its best estimate of its credit-adjusted risk free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells.

Changes in the carrying amount of the asset retirement obligations are as follows:

	December 31,
	2007	2006
	(In thousands)

Beginning balance of asset retirement obligations	$2,321	$1,277
Additional obligation added during the period	239	953
Obligations settled during the period	(1)	(2)
Revisions in estimates	—	(69)
Accretion expense	208	162

Ending balance of asset retirement obligations	$2,767	$2,321

Capitalized Interest

The Company capitalizes interest costs to unproved oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized in 2007, 2006 and 2005 were $0, $0 and $148,000, respectively.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Restricted Assets

Certificates of deposit.  The Company holds a certificate of deposit (“CD”), which expires in July 2008, totaling $148,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of December 31, 2007. Additionally, the Company holds another CD for $604,000 which was issued in February 2006 and expires in February 2008. This CD collateralizes a letter of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby and Deer Creek areas. The Company has included this amount in non-current assets as of December 31, 2007 because the Company also intends to renew the CD in order to maintain a power supply on a long-term basis. In April 2006, the Company issued a $1,000,000 letter of credit which expires in April 2008 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. The Company has included this amount in non-current assets as of December 31, 2007 because the Company anticipates it will be required to renew the letter of credit because construction of the pipeline and compression facility is not expected to be completed until the second quarter of 2009.

Deposits.  For the year ended December 31, 2007, the Company included approximately $20,000 related to royalty payments in deposits which are included in Deposits in the accompanying balance sheet at December 31, 2007. For the year ended December 31, 2006, the Company prepaid $500,000 to EMIT Technologies, Inc. for the construction of a water treatment plant near the Cabin Creek drilling area. This water treatment plant was completed during the third quarter of 2007.

Gas Sales

Pinnacle uses the sales method for recording natural gas sales. Sales of gas applicable to Pinnacle’s interest in producing natural gas leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering its interest in gas reserves. During such times as Pinnacle’s sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded Pinnacle’s share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At December 31, 2007 and 2006, there was no such liability recorded.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by the Company.

Transportation Costs

The Company accounts for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic loss per share for the years ended December 31, 2007, 2006 and 2005 because potential common stock equivalents were anti-dilutive.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Certain options to purchase shares of Pinnacle’s common stock were excluded from the dilution calculations because the shares were antidilutive. During the years ended December 31, 2007, 2006 and 2005, shares that were excluded from the calculation because they were antidilutive were 871,000, 1,035,000 and 13,676,200 respectively.

All per share information for common stock has been retroactively restated for all periods to reflect the 25-for-1 stock split which took place on March 31, 2006.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2007, 2006 and 2005, the Company had recorded a full valuation allowance for its net deferred tax asset.

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

The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Management of the Company decided not to use hedge accounting for these agreements. Therefore, in accordance with the provisions of SFAS No. 133, the changes in fair market value are recognized in earnings. See Note 7 for additional discussion of derivatives.

The Company’s Series A Redeemable Preferred Stock (Note 13) included a redemption feature triggered under certain conditions that was determined to be an embedded derivative requiring separate accounting under SFAS No. 133 that was separately accounted for at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instrument, volatility of the price of the Company’s common stock, interest rates and the probability of redemption, among other items. In April 2006, following the initial closing of the Company’s private placement, the Company redeemed all of the outstanding shares of Series A Redeemable Preferred Stock including the payment of accrued and unpaid dividends.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards.

SFAS No. 123(R) also requires that the benefits of the tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Compensation” (SFAS No. 123). In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company is required to adopt the prospective method for grants prior to January 1, 2006 as the Company had elected to value employee grants using the minimum value method under SFAS No. 123. For option grants and restricted stock accounted for under the prospective method, the Company will continue to account for the grants under the intrinsic value-based method prescribed by APB No. 25 and the related interpretations in accounting for stock options. Therefore, the Company does not record any compensation expense for stock options granted to employees prior to January 1, 2006 if the exercise price equaled the fair market value of the stock option on the date of the grant, and the exercise price, the number of shares eligible for issuance under the options and vesting period are fixed.

Under SFAS No. 123(R), compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the estimated grant date fair value, has been recorded for the years ended December 31, 2007 and 2006. Results for prior periods have not been retroactively adjusted. For prior periods, the Company applied APB No. 25 and related interpretations, and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company records compensation expense related to non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling Goods or Services” and recognizes compensation expense over the vesting periods of such awards.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. For options granted before January 1, 2006, expected volatility was not considered because the Company was a private company at the grant date of these options. For stock option grants after January 1, 2006, the Company used a volatility rate of 35% and began to include estimated forfeiture rates. The Company estimated the volatility rate of its common stock at the date of the grant based on the historical volatility of comparable companies. The Company factored in expected retention rates combined with vesting periods to determine the average expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Accordingly, the Company has computed the fair value of all options granted during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Expected Volatility	35%	35%	0%
Dividend Yield	—	—	—
Risk Free Interest Rate	4.79% to	4.30% to	3.46% to
	4.80%	5.03%	4.44%
Weighted Average expected life (in years)	5	5	5

Because the Company applied the minimum value method of valuing employee stock options prior to becoming a public company, as allowed by SFAS No. 123, the Company is precluded from presenting pro forma historical statements of operations information under SFAS 123(R).

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. The provisions of SFAS No. 157 are effective as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position but may cause additional disclosure in future years.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of January 1, 2008 for the Company. SFAS No. 159 offers various options in electing to apply the provisions of this Statement. The Company decided not to elect fair value accounting for any of its eligible items other than derivatives (See Note 7) which were being accounted for under a fair value method prior to the adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS No. 141(R) will be effective for the Company beginning with the 2009 fiscal year. The Company is evaluating the potential impact of SFAS No. 141(R), if any, on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS No. 160 also requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS No. 160 will be effective for the Company beginning with the 2009 fiscal year. The Company is evaluating the potential impact of SFAS No. 160, if any, on the Company’s financial statements.

Note 2 —	Earn-In Joint Venture Agreement

As part of the consideration related to the acquisition of the properties at formation, Pinnacle signed an Earn-In Joint Venture (“EIJV”) agreement whereby Pinnacle committed to spend $14,500,000 (“Spending Commitment”) to develop properties in an area of mutual interest on behalf of the Company and the seller. The funds were expended for the drilling of new coal bed methane wells, creation or improvement of infrastructure to promote the gathering and production of the properties, and for remedial work on previously drilled wells. Pinnacle funded 100% of the Spending Commitment to earn a 50% working interest in the acquired properties. The Spending Commitment was fully met by May 2004.

Additionally, once the Spending Commitment was met under the EIJV, the Company recouped $2,417,000 of the amount expended under the Spending Commitment. The EIJV entitled the Company to receive 60% of all monthly pre-tax cash flows from the acquired properties until the entire $2,417,000 was realized. During the years ended December 31, 2006 and 2005, the Company realized additional gas revenues related to the EIJV of $379,000 and $1,629,000, respectively. As of March 31, 2006, the Company had fully recouped the $2,417,000 and therefore, realized no additional gas revenues during the remaining quarters of 2006 or the fiscal year 2007.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Note 3 —	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)

Building	$1,420	$1,420
Computer hardware and software	964	546
Machinery, equipment and vehicles	1,192	958
Office furniture and equipment	201	150

	3,777	3,074
Less accumulated depreciation and amortization	(1,551)	(967)

Total	$2,226	$2,107

Depreciation expense related to property and equipment for the years ended December 31, 2007, 2006, and 2005, was $792,000, $496,000, and $328,000 respectively.

Note 4 —	Acquisitions and Divestitures

2005 Transactions

During 2005, the Company acquired a 100% working interest in unproved oil and gas properties comprising approximately 223,000 acres. In certain instances, the Company was required to offer other working interest owners a portion of the acquired interest under existing AMI agreements. The sale of any interest under the AMI’s resulted in no gain or loss being recorded in the accompanying statement of operations.

In November 2005, the Company sold a 12.5% working interest in approximately 33,000 acres in Wyoming. The acreage was undeveloped and no gain or loss was recognized when the proceeds were received.

Additionally, on December 31, 2005, effective September 1, 2005, the Company acquired an additional 5% working interest in certain proved oil and gas properties in which the Company already had a working interest for $950,000. The operating results from September 1, 2005 to December 31, 2005 (a net $189,000) was recorded as an adjustment to the purchase price. The Company subsequently sold one-half of the acquired interest for an amount equal to one-half of the net carrying costs.

2006 Transactions

On April 20, 2006, the Company purchased undeveloped natural gas properties, including related interests and assets, located in the Green River Basin of Wyoming from Kennedy Oil for an aggregate purchase price of approximately $27.0 million in cash. The undeveloped leasehold is located in Sweetwater County in the Hay Reservoir area of the Green River Basin. In addition, the Company acquired a 65% working interest in existing deep rights below the base of the Fort Union formation. The acquisition was funded with a portion of the net proceeds from the April 2006 private placement.

Effective June 1, 2006, Pinnacle acquired a 100% working interest in 10 producing wells and 1,410 gross acres in the Recluse area for a total purchase price of $1,575,000.

2007 Transactions

There were no significant acquisitions or divestitures of property in 2007.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Note 5 —	Unproved Properties

The Company is currently participating in coal bed methane gas exploration and development activities on acreage in Montana and Wyoming. At December 31, 2007, a determination cannot be made about the extent of additional gas reserves that should be classified as proved reserves as a result of the exploration activities to date. Consequently, the associated property costs and exploration costs have been excluded in computing DD&A for the full cost pool. The Company will begin to calculate DD&A on these costs when the project is evaluated, which is currently estimated to be over the next one to five years.

Costs excluded from amortization relating to unproved properties at December 31, 2007 (in thousands) are as follows:

Period	Acquisition	Exploration	Development	Capitalized
Incurred	Costs	Costs	Costs	Interest	Total

2003	$12,915	$—	$—	$—	$12,915
2004	112	—	—	—	112
2005	13,167	1,418	—	148	14,733
2006	30,316	27,018	—	—	57,334
2007	1,147	2,579	—	—	3,726

	$57,657	$31,015	$—	$148	$88,820

Suspended Wells Costs

The following table reflects the net changes in capitalized exploratory well costs during 2007, 2006 and 2005, and does not include amounts that were capitalized and either subsequently expensed or reclassified to producing well costs in the same period.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Beginning balance	$28,436	$4,938	$—
Additions to capitalized exploratory well costs pending determination of proved reserves	6,659	27,018	4,938
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(4,080)	(3,520)	—

Ending balance	$31,015	$28,436	$4,938

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized since the completion of drilling:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Exploratory well costs capitalized for one year or less	$6,659	$27,018	$4,938
Exploratory well costs capitalized for more than one year	24,356	1,418	—

Ending balance at December 31,	$31,015	$28,436	$4,938

Number of projects with exploratory well costs that have been capitalized more than a year	3	1	—

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

The $24.4 million of exploratory well costs capitalized for more than one year are for wells located in Kirby and Cabin Creek. These wells are hooked up to gas sales pipelines and are in the dewatering phase. In Sweetwater, the Company is waiting on regulatory approval for right-of-way and reservoir construction. As soon as the Company receives this approval, the wells will begin the dewatering phase. In the Kirby project area of Montana, the Sweetwater project area of Wyoming and the Cabin Creek area of Wyoming, as the wells produce gas and are determined to be proved reserves, the well costs will be reclassified to the full cost pool.

Note 6 —	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)

Production taxes	$2,333	$2,960
Payroll and related taxes	541	258

	2,874	3,218
Less production taxes due after one year	(633)	(843)

Total	$2,241	$2,375

Accrued liabilities consist of production taxes and payroll expenses that are attributable to the fiscal year end but are not payable until after fiscal year end.

Note 7 —	Derivatives

Hedging Contracts

As of December 31, 2007, 2006 and 2005, the Company had natural gas hedges in place as follows:

	MMbtu per	Fixed Price
Product	Day	Range	Time Period

December 31, 2007
Natural Gas — Collar	3,000	$6.50 - $ 8.20	1/08 - 12/08
December 31, 2006
Natural Gas — Collar	1,000	$5.00 - $ 5.20	10/04 - 9/07
Natural Gas — Collar	1,000	$6.50 - $10.50	9/06 - 12/07
Natural Gas — Collar	3,000	$7.00 - $ 9.05	1/07 - 12/07
December 31, 2005
Natural Gas — Collar	1,000	$5.00 - $ 5.20	10/04 - 9/07
Natural Gas — Collar	750	$5.00 - $ 5.50	10/04 - 9/06
Natural Gas — Collar	1,750	$6.70 - $ 7.90	1/06 - 12/06

The Company has elected not to designate these derivatives as cash flow hedges under provisions of SFAS No. 133. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be assets totaling $556,000 and $2,856,000 at December 31, 2007 and 2006, respectively. The Company realized hedging gains in 2007 and 2006 of $4,511,000 and $663,000, respectively and a loss of $1,610,000 in 2005 which amounts are included in gains/losses on derivatives in the statement of operations and are included in the cash flows used in investing activities in the statements of cash flows. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $2,300,000 for

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

the year ended December 31, 2007, an unrealized gain of $6,699,000 for the year ended December 31, 2006, and an unrealized loss of $3,205,000 for the year ended December 31, 2005. Unrealized and realized gains and losses are included in gains or losses on derivatives in the statement of operations.

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Other Derivatives

In connection with the issuances of the Series A Redeemable Preferred Stock (Note 14), the Company evaluated the terms and conditions of the instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS No. 133 and Emerging Issues Task Force (“EITF”) issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”

As a result of such evaluations, the Company determined that a conditional redemption feature included in the preferred stock represented an embedded derivative instrument. Accordingly, the embedded derivative was accounted for separately at estimated fair value under SFAS No. 133 for each issuance and was recorded as a long-term derivative liability in the accompanying balance sheet as of December 31, 2005. In April 2006, the Company redeemed the preferred stock and the fair value of the derivative of $232,000 was reclassified to stockholder’s equity. (See Note 13 for discussion of preferred stock).

Note 8 —	Revenue Distributions Payable

Revenue distributions payable consist of the following:

	December 31,
	2007	2006
	(In thousands)

Revenue payable on current production	$844	$1,193
Revenues payable in suspense	5,690	6,108

Total revenues payable	$6,534	$7,301

The Company operates and disburses revenue to other working interest owners and royalty owners. Proceeds from gas sales are distributed and paid around 45 days after the end of the respective sales month. Revenue held in suspense is due primarily to the issuance of title opinions for wells in which the Company holds funds to distribute. Once a title opinion is received, revenue held in suspense is placed in line for payment under the normal payment cycle indicated above.

Note 9 —	Line-of-Credit

Effective February 12, 2007, the Company entered into a new $100 million credit facility (the “Credit Agreement”) with The Royal Bank of Scotland (“RBS”), with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of December 31, 2007, the borrowing base under the Credit Agreement was $22 million, although the borrowing availability is less than the initial borrowing base due to covenant limitations. As of December 31, 2007, the borrowing availability was $16.7 million. The borrowing base is determined on a semi-annual basis and at such other times as may be requested by the borrower or administrative agent. Borrowing under the Credit Agreement bears interest either: (i) at a domestic bank rate plus an applicable margin between 0.25% and 1.25% per annum based on utilization or (ii) on a sliding scale from the one, two, three, or six month LIBOR rate plus 1.25% to 2.25% per annum based on utilization. The Credit Agreement matures February 12, 2011 and replaced the Company’s previous credit facility. The Credit Agreement with RBS is collateralized by substantially all of the Company’s producing assets. At December 31,

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

2007, the Company had no debt outstanding under the Credit Agreement. The Company used a portion of the net proceeds from its initial public offering in May 2007 to pay down all of the outstanding indebtedness under the Credit Agreement.

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

The Credit Agreement also requires that the Company satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) earnings before income taxes, depreciation, depletion, amortization and accretions (“EBITDA”) to cash interest expense of not less than 3.00 to 1.00, (ii) current ratio of not less than 1.00 to 1.00, (iii) total debt to annualized EBITDA of not more than 3.0 to 1.0, (iv) quarterly total senior debt to annualized EBITDA equal to or less than 3.0 to 1.0 until June 30, 2007 and 2.00 to 1.0 thereafter, and (v) total proved PV-10 value of reserves to total debt of at least 1.50 to 1.00. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. In addition, the Credit Agreement required us to cure specified title defects within certain time periods. The necessary assignments and documentation for title defects was resolved prior to December 31, 2007. The Company was in compliance with the covenants under the Credit Agreement as of December 31, 2007.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Note 10 —	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006
	(In thousands)

Note payable to a bank with interest at 6.875% until December 15, 2008 when it goes to Sheridan Bank prime plus 1/2%. Due in monthly installment of $6,414 through November 15, 2015 when unpaid principal and interest are due. The note is collateralized by the building	$786	$807
Less current portion	(23)	(21)

Total	$763	$786

The following are future minimum obligations for long-term debt as of December 31, 2007 (in thousands):

Years Ending December 31:

2008	$23
2009	25
2010	26
2011	28

Thereafter	684

Total	$786

Note 11 —	Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2007	2006	2005
	(In thousands)

Current income tax expense	$—	$—	$—
Deferred income tax expense (benefit)	7,765	628	(203)
Change in valuation allowance	(7,765)	(628)	203

Total income tax benefit	$—	$—	$—

The effective income tax rate varies from the statutory federal income tax rate as follows:

	December 31,
	2007	2006	2005

Federal income tax rate	(34)%	(34)%	(34)%
Change in valuation allowance and other	34	34	34

Effective tax rate	—%	—%	—%

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Deferred tax assets
Net operating loss carry-forward	$10,996	$2,954	$416
Oil and gas properties	—	—	565
Unrealized loss on hedges	—	—	1,089
Other	141	92	36

Gross deferred tax assets	11,137	3,046	2,106
Deferred tax liabilities
Oil and gas properties	2,893	1,699	—
Property and equipment	41	127	771
Impairments and abandonments	—	—	458
Unrealized gain on hedges	189	971	—

Gross deferred tax liabilities	3,123	2,797	1,229

Net deferred tax asset	8,014	249	877
Less valuation allowance	(8,014)	(249)	(877)

Deferred tax asset	$—	$—	$—

For income tax purposes at December 31, 2007, the Company has net operating loss carry-forwards of approximately $32,342,000, which expire in 2027. The Company has provided for a valuation allowance of $8,014,000 due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

As a result of this review, the Company did not identify any material deferred tax assets that required adjustment. As of January 1, 2007, the date of adoption of FIN 48, and as of December 31, 2007, the Company had not recorded any material uncertain tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2007, the Company has not recognized any interest or penalties in its statement of operations or statement of financial position.

The Company is subject to the following material taxing jurisdictions: U.S. federal. The Company also has material operations in the state of Wyoming; however, Wyoming does not impose a corporate income tax. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2004 through 2007. Due to the Company’s net operating loss carry forwards, the Internal Revenue Service may also adjust the amount of loss realizable under examination back to 2003.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Note 12 —	Stock Option Plans

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

Options granted under the plans become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. The Company granted 120,000, 455,000, and 332,500 options to employees under the plans during the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, there were 1,713,280 shares available for grant under the plans.

The options granted all vest as follows:

Year 1	20%
Year 2	30
Year 3	50

100%

In 2005, as part of the separation agreement with a former employee, the Board reduced the exercise price of this employee option from $4.00 per share to $3.32 per share. The Company calculated the fair value of the change in the option under the provisions of SFAS No. 123. As the revised option had a life of 1 month, the fair value was determined to be de minimis.

At December 31, 2007, the Company had unvested options to purchase 435,500 shares with a weighted average grant date fair value of $0.8 million. During the year ended December 31, 2007, the Company granted 120,000 employee options and recognized compensation expense of approximately $511,000. The Company will recognize compensation expense relating to non-vested options granted after January 1, 2006 of approximately $1.6 million ratably over the next 3 years.

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	per Share	Contractual Life	value

Outstanding, December 31, 2005	645,000	$4.56
Granted	455,000	9.57
Canceled or forfeited	(65,000)	5.92

Outstanding, December 31, 2006	1,035,000	$6.68
Granted	120,000	10.03
Canceled or forfeited	(284,000)	8.47

Outstanding, December 31, 2007	871,000	$6.56	4.56	$80,000

Exercisable at December 31, 2007	435,500	$5.32	3.91	$80,000

Weighted average fair value of options granted during the period		$10.03

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007 and 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number of Shares	Remaining	Number	Weighted Average
Prices	Outstanding	Contractual Life	Exercisable	Exercise Price	Fair Value Determination

$4.00	137,500	2.8 years	137,500	$4.00	Black-Scholes (minimum value)
$4.80	345,000	4.3 years	222,500	$4.80	Black-Scholes (minimum value)
$5.20	112,500	5.0 years	22,500	$5.20	Black-Scholes
$8.40	45,000	6.4 years	—	$8.40	Black-Scholes
$11.00	231,000	5.4 years	53,000	$11.00	Black-Scholes

	871,000		435,500

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding, December 31, 2004	437,500	$4.24
Granted	320,000	4.80
Exercised	(50,000)	3.32
Canceled or forfeited	(62,500)	4.00

Outstanding, December 31, 2005	645,000	4.56
Granted	455,000	9.57
Canceled or forfeited	(65,000)	5.92

Outstanding, December 31, 2006	1,035,000	6.68
Granted	120,000	10.03
Canceled or forfeited	(284,000)	8.47

Outstanding December 31, 2007	871,000	$6.56

Restricted Stock

The Company has an incentive program whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.

Effective February 12, 2007, the Company granted and issued an aggregate of 12,000 shares of restricted common stock to its non-employee directors and 25,000 shares of restricted common stock to certain employees pursuant to the Company’s stock incentive plan. In addition, on March 26, 2007, the Company granted an additional 10,000 shares of restricted common stock to an employee pursuant to the stock incentive plan. The 12,000 restricted shares issued to the non-employee directors were fully vested on February 12, 2008. The other restricted shares issued to employees will vest according to the option vesting schedule set forth above. Effective July 1, 2007, the Company granted and issued an aggregate of 54,000 shares of restricted common stock to certain employees. These shares will vest equally over three years. In addition, on July 20, 2007, the Company entered into employment agreements with certain of its executive officers. In conjunction with the employment agreements, these executive officers were granted 50,000 shares of restricted common stock. These shares will vest 33.34%, 33.33% and 33.33% on the third, fourth and fifth anniversary of the grant date. Effective August 22, 2007, the Company granted and issued 4,500 shares of restricted common stock to a new board member. These shares will vest equally over three

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

years. The Company recognized an expense of approximately $356,000, $79,000 and $0 for the years ended December 31, 2007, 2006 and 2005 respectively, based on the fair value of the vested shares during the period.

A summary of the status and activity of the restricted stock for the years ended December 31, 2007 and 2006 is presented below.

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2005	—	$11.00
Granted	36,360	11.00
Forfeited	(9,090)	11.00

Non-vested at December 31, 2006	27,270	11.00
Granted	155,500	8.41
Forfeited	(26,140)	9.67
Vested	(9,090)	11.00

Non-vested at December 31, 2007	147,540	$8.57

As of December 31, 2007, the Company had $1.3 million of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining period of 5 years.

Note 13 —	Redeemable Preferred Stock

Series A Redeemable Preferred Stock

The Company is authorized by the certificate of incorporation to issue up to 25,000,000 shares of preferred stock in one or more series, having rights senior to the shares of common stock. As of December 31, 2007, there are no shares of preferred stock issued and outstanding. All of the issued and outstanding shares of the Company’s Series A Redeemable Preferred Stock Shares (“Preferred Stock”) with a par value of $0.01 were redeemed with proceeds from the Company’s April 2006 private placement. Shares of the Preferred Stock had a liquidation value of $100 per share and had preference to shares of the Company’s common stock. Through the period ending on the seventh anniversary of the issue date at which time the dividends would have accrued at 12.5%, the Preferred Stock would have accrued dividends at the rate of 10.5% per annum compounded quarterly. The Preferred Stock had no stated maturity date. Holders of Preferred Stock had the right to vote on all matters voted on by holders of common stock.

During the years ended December 31, 2007, 2006 and 2005, the Company issued 0, 0, and 150,000, shares of Preferred Stock, respectively for cash of $0, $0 and $14,700,000, respectively, net of offering costs paid to an affiliate of the preferred stockholders of $0, $0 and $300,000 respectively.

Until June 30, 2008, the Company had the option to pay accrued dividends on the Preferred Stock in additional shares of Preferred Stock (“PIK Dividends”) in lieu of cash payments. For each additional share of Preferred Stock distributed as a PIK Dividend, Pinnacle delivered one Class A Warrant (as defined below). During the years ended December 31, 2006 and 2005, the Company issued 12,132 and 36,007 respectively, of additional Preferred Stock in satisfaction of accrued dividends on the Preferred Stock. During 2005, the Company issued Class A Warrants exercisable into 530,725 shares of common stock in connection with PIK Dividends issued after June 30, 2005 with a fair value of $747,000 which was recorded as preferred dividends, in the accompanying statements of operations. In addition, the Company accrued additional dividends of $573,000 related to Class A Warrants exercisable into 303,300 shares of common stock that were issued in January 2006, along with the 12,132 shares of Preferred Stock issued in January 2006 noted above, as they related to payment of December 31, 2005 accrued dividends.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

In April 2006, following the initial closing of the Company’s private placement discussed above, the Company redeemed all of the outstanding shares of Series A Redeemable Preferred Stock with a portion of the proceeds from the private placement including the payment of accrued and unpaid dividends of $1.4 million. The difference between the redemption price and the carrying value of the Series A Redeemable Preferred Stock resulted in a $19.3 million redemption premium that was recorded as dividend expense in the accompanying statement of operations.

Note 14 — Stockholders’ Equity

Common Stock

As of December 31, 2007, there were 29,019,751 shares of common stock issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock, par value $0.01.

At formation, the Company issued an aggregate of 3,750,000 shares of common stock, par value $0.01 per share, in equal portions to a subsidiary of Carrizo and to Rocky Mountain Gas Inc., a former subsidiary of U.S. Energy, in exchange for the contribution of interests in approximately 81,000 gross (40,000 net) acres, including proved producing properties and undeveloped leaseholds, valued at $15.0 million. The 1,875,000 shares held by Rocky Mountain Gas were transferred to its affiliates, U.S. Energy and Crested Corp., in May 2005. The Company issued an additional 1,250,000 shares of common stock at formation to CSFB in exchange for a cash contribution of $5.0 million minus offering costs of $113,000. On November 18, 2005, the Company issued an additional 750,000 shares of common stock to CSFB in connection with the exercise of Series B warrants. On November 30, 2005, Gary W. Uhland, our former President, exercised options to acquire 50,000 shares of our common stock and the Company received $167,000.

In April 2006, the Company completed a private placement, exempt from registration under the Securities Act, of 12,835,230 shares of common stock to qualified institutional buyers, non-U.S. persons and accredited investors at a price of $11.00 per share (gross proceeds of $141.2 million), or $10.23 per share net of the initial purchaser’s discount and placement fee. The gross proceeds were used to pay $11.3 million in placement fees and offering costs, $53.6 million for the redemption of all outstanding shares of Series A Redeemable Preferred Stock and all unpaid accrued dividends, $27.0 million for the acquisition of undeveloped assets in the Green River Basin, $16.3 million for the repurchase of 1,593,783 shares of common stock from CSFB and our former President, and $33.0 million for future capital expenditures and general corporate purposes.

In May 2007, the Company completed an initial public offering of an aggregate of 3,750,000 shares of common stock at a price per share of $9.00, or $8.37 net of underwriters’ discounts and commissions. In June 2007, the underwriters partially exercised their over-allotment option to purchase 258,614 shares of the Company’s common stock from certain selling stockholders. The Company received proceeds of approximately $29.5 million from its initial public offering, net of underwriters’ discount and commissions and additional out of pocket offering costs of approximately $1.9 million. The proceeds were used to pay down the $7.0 million outstanding under the Credit Agreement and will be used for capital expenditures, infrastructure development and general corporate purposes.

Warrants

During the year ended December 31, 2005, in connection with the issuance of Preferred Stock discussed in Note 13 above, the Company issued detachable warrants (“Class A Warrants”) to acquire 3,750,000 shares of common stock at $4.00 per share and Class B Warrants to acquire 750,000 shares of common stock at $0.01 per share. The Class A and Class B Warrants expire on June 30, 2013. The relative fair value of the Class A and Class B Warrants for the 2005, 2004 and 2003 issuances valued using the Black-Scholes valuation model was $5,197,000, $4,096,000 and $4,422,000, respectively, which was recorded as a reduction to the Preferred Stock at issuance in the accompany balance sheets and statements of redeemable preferred stock and stockholders’ equity.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

In addition, as noted above, the Company issued Class A Warrants exercisable for 530,725 shares of common stock during 2005 in connection with the issuance of Preferred Stock for PIK Dividends.

The following table summarizes warrant activity for the years ended December 31, 2006 and 2005. There were no issuances or exercises of warrants during the year ended December 31, 2007.

			Weighted Average
			Grant Date
	Number of	Weighted Average	Fair Value
	Warrants	Price per Share	per Share

Outstanding, December 31, 2004	6,250,000	$4.00
Granted	5,030,725	3.40	$1.58
Exercised	(750,000)	.01
Outstanding, December 31, 2005	10,530,725	4.00
Granted	303,300	4.00	$2.49
Redemption	(10,834,025)	4.00

Outstanding, December 31, 2006	—	$—

Escalating Options

In connection with our formation in June 2003, we issued escalating options to purchase 1,250,000 shares of our common stock to each of CCBM and Rocky Mountain Gas. The options held by Rocky Mountain Gas were transferred to its affiliates, U.S. Energy and Crested Corp., in May 2005. The options, half of which were designated as Tranche A options and half of which were designated as Tranche B options, were exercisable for as long as CCBM or U.S. Energy, as the case may be, or their respective permitted transferees, were owners of record of shares of our common stock. The Tranche A options had an exercise price of $4.00 per share increased by 10% per annum, compounded quarterly, beginning on the date of issuance, or a $5.14 per share weighted average price as of April 11, 2006 (the initial closing date of our private placement). The Tranche B options had an exercise price of $4.00 per share increased by 20% per annum, compounded quarterly, beginning on the date of issuance, or a $6.58 per share weighted average price as of April 11, 2006.

Immediately prior to the initial closing of our private placement, each of CCBM and U.S. Energy entered into a cashless exercise of all of its Tranche A and Tranche B options to purchase 584,102 shares of common stock based on the private placement price of $11.00 per share. Because CCBM and RMG acquired common stock at inception of the Company, the fair value of the escalating options was recorded as a reduction to the common stock on the grant date in the accompanying balance sheets and statements of redeemable preferred stock and stockholders’ equity.

The following table summarizes escalating stock option activity for the years ended December 31, 2006 and 2005. There were no issuances or exercises of escalating options during the year ended December 31, 2007.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

			Weighted Average
		Weighted Average	Grant Date
	Number of	Price per Share	Fair Value
	Shares	(at grant(1))	per Share

Escalating Options Outstanding, December 31, 2004	2,500,000	$4.00
Escalating Options Granted	—	—	—

Escalating Options Outstanding, December 31, 2005	2,500,000	4.00
Redemption of Escalating Options	(2,500,000)	4.00

Escalating Options Outstanding, December 31, 2006	—	$—

(1)	Does not include the effects of the escalation clause.

Note 15 —	Commitments and Contingencies

Operating Lease

Pinnacle had an office lease which was effective September 1, 2003. The lease was terminated when the Company purchased the building on August 26, 2005. Rent expense was $25,000 for the year ended December 31, 2005.

Upon purchase of the building, Pinnacle was assigned the lease agreements for existing tenants in the building. The leases expire from May 2008 to February 2009. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31,

2008	$85,000
2009	7,000

Total minimum lease payments	$92,000

Gas Gathering Contracts

The Company has entered into gas gathering and compression agreements with service providers in order to compress and transport its gas to the point of sale. Compression agreements and gathering agreements are based on a fee per Mcf either compressed or gathered. The Company accounts for these fees as a marketing and transportation expense. The Company does not pay or charge marketing fees associated with the movement and sale of natural gas.

Employment Agreements

On June 23, 2003, the Company entered into employment agreements with two key executives which expired in June 2006. Under these agreements, in the event of termination of an executive without cause, as defined in the employment agreements, the annual base salary and performance bonus would have been payable for the period from the date of termination through the expiration of the executive’s agreement. On July 31, 2005, one of the key executives resigned. Pursuant to his agreement, the executive was paid one year of base salary equal to $150,000, a bonus equal to $18,000 and received full benefits from Pinnacle for the period from August 1, 2005 through July 31, 2006.

The Company entered into new employment agreements with the Chief Executive Officer (Mr. Schoonmaker) and Chief Financial Officer (Mr.  Barnes) on July 20, 2007, effective January 1, 2007. The initial term of these agreements is one year and the agreements will automatically renew for additional one-year terms unless either party gives 60 days prior written notice. Under Mr. Schoonmaker’s employment agreement, he is entitled to an initial base salary of $250,000, subject to annual adjustment, and an annual bonus of up to 1.0 times his then current

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

base salary, payable in cash or in stock. Under Mr. Barnes’ employment agreement, he is entitled to an initial base salary of $200,000, subject to annual adjustment, and an annual bonus of up to 0.75 times his then current base salary, payable in cash or in stock.

If either executive’s employment is terminated by the Company without cause or by either executive for good reason, the executive will be entitled to severance benefits which will include a lump sum payment equal to the sum of (i) 1.0 times his annual base salary plus (ii) 18.0 times the monthly health savings account contribution last made by us for his benefit, and the payment of a pro-rated bonus. Additionally, if either executive’s employment is terminated by us without cause or by either executive for good reason or due to retirement, in each case within one year following a change of control of us, the executive will be entitled to severance benefits which will include a lump sum payment equal to 1.5 times his annual base salary and the payment of a pro-rated bonus. In each case, any and all stock options, restricted stock awards and other equity compensation awards held by the executive will immediately vest and become exercisable. In the event that either executive’s employment is terminated within six months preceding or following a change of control due to a non-renewal of his employment agreement by us, the executive will be entitled to the same change of control severance benefit described above.

Litigation

From time to time, Pinnacle is subject to legal proceedings and claims that arise in the ordinary course of its business. In addition, like other natural gas and oil producers and marketers, Pinnacle’s operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. As a result, it is extremely difficult to reasonably quantify future environmental and regulatory related expenditures.

The following represent legal actions in which Pinnacle is involved. No assurance can be given that these legal actions will be resolved in Pinnacle’s favor. However, Management believes, based on its experiences to date, that these matters will not have a material adverse impact on Pinnacle’s business, financial position or results of operations.

Pinnacle, together with the State of Montana, the Montana Department of Environmental Quality, the Montana Board of Oil and Gas Conservation and the Department of Natural Resources, have been named as defendants in a lawsuit (Civil Cause No. DV-05-27) filed on May 19, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Coal Creek POD. The plaintiff is a surface owner with properties located in Big Horn County and Rosebud County, Montana where Pinnacle serves as operator and owns a working interest in the minerals under lease. The plaintiff seeks to permanently enjoin the State of Montana and its administrative bodies from issuing licenses or permits, or authorizing the removal of ground water from under the plaintiff’s ranch. In addition, the plaintiff further seeks to preliminarily and permanently enjoin Pinnacle on the basis that Pinnacle’s operations lack adequate safeguards required under the Montana state constitution. On August 25, 2005, the district judge issued an order denying without prejudice the application for temporary restraining order and preliminary injunction requested by the plaintiff. The case was appealed by the plaintiff to the Montana Supreme Court. On November 16, 2005, the Montana Supreme Court issued an order that denied enjoining the Coal Creek POD, and subsequently, the Montana Supreme Court remanded the case back to the district court for a decision on the merits.

Pinnacle, together with the defendants above, have also been named as defendants in a lawsuit (Civil Cause No. DV-05-70) filed on September 21, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Dietz POD. The plaintiff seeks similar relief as in the Coal Creek POD suit. Additional parties have intervened as plaintiffs and a defendant in the action.

The two cases have been combined. Pinnacle is waiting on the Court’s ruling on the merits of the parties’ cross-motions for summary judgment. A ruling is expected in the near future. Based on the information available to date,

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Pinnacle believes that the plaintiffs’ claims are without merit, and Pinnacle intends to continue to defend this case vigorously.

Pinnacle was named as a defendant in two related lawsuits, Civil Action No. 06CV0047J filed on March 30, 2006 in the United States District Court, Wyoming by Burning Rock Energy, LLC and Case No. 06-CV-01627-MDM-MEH filed on April 25, 2006 in the United States District Court for the District of Colorado by John R. Behrmann, et al., claiming various contract and tort claims against Pinnacle relating to a like-kind exchange between Pinnacle and the plaintiffs of approximately 1,000 acres of leased acreage in January 2004. The plaintiffs claimed, in part, that the leases transferred by Pinnacle to Burning Rock did not terminate upon nonpayment of shut-in rentals and further, that Pinnacle trespassed by releasing from the original lessors the properties originally transferred to Burning Rock under the exchange agreement. In April 2007, Pinnacle settled these claims with the plaintiffs and both lawsuits have been dismissed. The settlement arrangement included a $500,000 payment by Pinnacle to Burning Rock together with an assignment by Pinnacle to Burning Rock of a 69.5% carried working interest in the disputed leased acreage.

Regulations

The Company’s oil and gas operations are subject to various federal, state and local laws and regulations. The Company could incur significant expense to comply with the new or existing laws and non-compliance could have a material adverse effect on the Company’s operations.

In December 2007, the U.S. Bureau of Land Management imposed a permitting application fee of $4,000 per well drilled on federal lands. We estimate that this fee will increase our regulatory costs in 2008 by an additional $1.4 million and could affect the timing of our development of federal leases.

Environmental

The Company produces significant amounts of water from its wells. If future wells produce water of a lesser quality than allowed under state laws or if water is produced at rates greater than the Company can dispose of, the Company could incur additional costs to dispose of the water.

Note 16 —	Loss Per Share

For the years ended December 31, 2007, 2006 and 2005, all of the Company’s common stock options and warrants were anti-dilutive as a result of the losses incurred. Therefore, the impact of 871,000, 1,035,000 and 13,676,200 potential shares of common stock equivalents outstanding as of December 31, 2007, 2006 and 2005, respectively, were not included in the calculation of diluted loss per share.

Note 17 —	Major Customers

The following is a table summarizing the percentage of sales made to each purchaser that accounted for over 10% of the Company’s gas sales for the years ended December 31, 2007, 2006 and 2005. The loss of any of these customers could have a material adverse effect on the Company’s operations; however, the Company believes it would be able to locate other customers for the purchase of its production.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

	December 31,
	2007	2006	2005

Enserco	58%	66%	76%
Western Gas Resources	—	21%	24%
United Energy Trading	36%	11%	—
Canterra	5%	—	—
Other	1%	2%	—

	100%	100%	100%

Note 18 —	Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and revenue distributions payable represent the fair value due to the short-term nature of the accounts. Total long-term debt at December 31, 2007 and 2006, with a carrying value of approximately $786,000 and $807,000, respectively, is estimated to approximate fair value as the terms are comparable to current market terms.

The fair value of the Company’s derivatives are estimated using various models and assumptions related to the estimated terms of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, among other items.

Note 19 —	Subsequent Events

In January 2008, the Company hedged 2,500 MMBtu per day from January 2008 through December 2008 at a price of $6.63 per MMBtu based on the CIG Inside FERC published price.

In January 2008, the Company hedged an additional 2,000 MMBtu per day from February 2008 through December 2008 at a floor price of $6.50 per MMBtu and a ceiling price of $7.50 per MMBtu based on the CIG Inside FERC published price.

In February 2008, the Company hedged an additional 1,500 MMBtu per day from March 2008 through December 2008 at a price of $7.44 per MMBtu based on the CIG Inside FERC published price.

In February 2008, the Company hedged an additional 2,500 MMBtu per day from January 2009 through December 2009 at a price of $7.17 per MMBtu based on the CIG Inside FERC published price.

On February 6, 2008, the Company, Quest Resource Corporation, a Nevada corporation (“Quest”), and Quest MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Quest (“Merger Sub”), entered into an amended and restated agreement and plan of merger (the “Amended Merger Agreement”), whereby Merger Sub will merge with and into the Company (the “Merger”). The Amended Merger Agreement, which was unanimously approved by the Company’s Board of Directors and the Board of Directors of Quest, provides for Quest’s acquisition of all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, for aggregate consideration of approximately 15.5 million shares of Quest’s common stock. Through December 31, 2007, we have incurred $1.1 million in merger related costs which are classified as prepaid expenses on the balance sheet. Upon closing of the merger, the Company will expense these merger related costs.

Note 20 —	Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. There are uncertainties inherent in estimating quantities of proved oil and gas reserves, projecting future production rates, and timing of development expenditures. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered.

All of the Company’s proved reserves are located in the United States. The following information about the Company’s proved and proved developed oil and gas reserves was developed from reserve reports prepared by independent reserve engineers:

Natural Gas
(Mcf)

Proved reserves as of December 31, 2003	18,144,960
Extension, discoveries and other additions	8,052,360
Revisions of previous estimates	87,685
Production	(1,507,652)

Proved reserves as of December 31, 2004	24,777,353
Purchases of reserves in place	249,510
Extension, discoveries and other additions	3,214,834
Revisions of previous estimates	1,003,745
Production	(2,206,813)

Proved reserves as of December 31, 2005	27,038,629
Purchases of reserves in place	329,792
Extension, discoveries and other additions	7,954,735
Revisions of previous estimates(1)	(12,621,500)
Production	(2,413,130)

Proved reserves as of December 31, 2006	20,288,526
Purchases of reserves in place	—
Extension, discoveries and other additions	7,673,024
Revisions of previous estimates(1)	1,147,906
Production	(3,388,792)

Proved reserves as of December 31, 2007	25,720,664

Proved developed reserves as of December 31, 2004	7,430,984
December 31, 2005	8,211,794
December 31, 2006	7,879,271
December 31, 2007	10,457,663

(1)	The revision in 2007 is primarily due to the price increase on December 31, 2007 to $6.04, based on the Rocky Mountain CIG Index, from the December 31, 2006 price of $4.46. The revision in 2006 is primarily due to the price decrease from December 31, 2005 of $7.72, based on the Rocky Mountain CIG Index, to the December 31, 2006 price of $4.46.

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	December 31,
	2007	2006
	(In thousands)

Proved oil and gas properties	$72,967	$55,179
Unproved oil and gas properties	88,820	85,094

Total	161,787	140,273
Less accumulated depreciation, depletion, amortization and ceiling write-down	(39,002)	(15,191)

Net capitalized costs	$122,785	$125,082

Costs Incurred in Oil and Gas Producing Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Property acquisition costs
Proved	$1,357	$7,283	$423
Unproved	1,146	30,316	13,315

Total property acquisition costs	2,503	37,599	13,738
Exploration costs	2,579	23,498	4,938
Development costs	16,124	7,496	5,114
Asset retirement costs	239	863	656

Total costs	$21,445	$69,456	$24,446

Oil and Gas Operations

Aggregate results of operations in connection with the Company’s gas producing activities are shown below:

	December 31,
	2007	2006	2005
	(In thousands)

Revenues	$13,141	$12,575	$15,765
Production costs and taxes	9,582	6,153	5,000
Impairment of oil and gas properties	18,225	—	—
Depreciation, depletion, amortization	5,518	6,015	5,224
Accretion of asset retirement obligations	208	162	70

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(20,392)	$245	$5,471

Depletion per MCF equivalent	$1.63	$2.49	$2.37

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

Future gas sales and production and development costs have been estimated using prices and costs in effect at the end of the period indicated, except in those instances where the sale of natural gas is covered by contracts, as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.” SFAS No. 69 requires that net cash flow amounts be discounted at 10%. This information does not represent the fair market value of the Company’s proved oil and gas reserves.

	December 31,
	2007	2006	2005
	(In thousands)

Future cash inflows	$123,380	$73,376	$175,314
Future production costs	(42,388)	(25,975)	(54,167)
Future development costs	(15,952)	(12,596)	(36,754)
Future income tax expense	(5,236)	(2,950)	(14,859)

Future cash flows	59,804	31,855	69,534
10% annual discount for estimated timing on cash flows	(21,245)	(9,471)	(25,849)

Standardized measure of discounted future cash flows	$38,559	$22,384	$43,685

The following table presents the average year-end market gas price used to compute future cash inflows for each period:

	December 31,
	2007	2006	2005

Weighted average gas price per Mcf	$6.04	$4.460	$7.715

Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and gas reserves at December 31, 2007, 2006 and 2005 assuming continuation of existing economic conditions.

The following reconciles the change in the standardized measure of discounted future net cash flow:

	December 31,
	2007	2006	2005
	(In thousands)

Beginning of period	$22,384	$43,685	$28,408
Net change from purchases of minerals in place	—	760	394
Net change in sales and transfer prices, net of production costs	8,391	(40,437)	(669)
Revision of previous quantity estimates	13,166	(7,018)	2,634
Sales of oil and gas, net of production costs	(3,559)	(6,043)	(7,524)
Development cost incurred, previously estimated	(3,021)	(8,044)	(8,926)
Net change in income taxes	(2,286)	11,908	(7,276)
Changes in future development costs	951	21,719	34,058
Accretion of discount	2,533	5,854	2,586

End of period	$38,559	$22,384	$43,685

Future income tax expenses are computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flow relating to the Company’s proved oil and gas reserves, less the tax basis of the related

PINNACLE GAS RESOURCES, INC.

Notes to Financial Statements — (Continued)

properties. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company’s proved gas reserves.

Note 21 —	Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Year ended December 31, 2007:
Revenues	3,654	3,436	2,722	3,329
Cost of revenue and expenses	(21,699)	(6,457)	(5,773)	(5,573)
Net Income (Loss)	(18,150)	(2,071)	(1,151)	(2,005)
Basic net income (loss) per share	(0.72)	(0.08)	(0.04)	(0.07)
Diluted net income (loss) per share	(0.72)	(0.08)	(0.04)	(0.07)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Year ended December 31, 2006:
Revenues	4,006	2,972	2,912	2,685
Cost of revenue and expenses	(3,578)	(4,723)	(5,082)	(3,786)
Net Income (Loss)	1,067	(19,904)	914	737
Basic net income (loss) per share	0.18	(0.87)	0.04	0.03
Diluted net income (loss) per share	(0.07)	(0.87)	0.04	0.03

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

During the most recent fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees

The following sets forth the names of our executive officers, directors and certain key employees, their ages as of December 31, 2007, and their current positions and offices.

Name	Age	Position

Steven A. Webster	55	Chairman of the Board
Peter G. Schoonmaker	49	Chief Executive Officer, President and Director
Ronald T. Barnes	48	Chief Financial Officer, Senior Vice President and Secretary
Robert L. Cabes, Jr.	38	Director
Jeffrey P. Gunst	31	Director
Sylvester P. Johnson, IV	51	Director
F. Gardner Parker	66	Director
Susan C. Schnabel	46	Director
Thomas G. McGonagle	48	Director
William W. DeLapp, Jr.	59	Vice President — Operations
Gordon L. Olson*	56	Vice President — Engineering

*	Mr. Olson resigned effective March 17, 2008.

Set forth below is a brief description of the business experience of each of our executive officers and directors listed above and an additional key employee.

Directors and Executive Officers

Steven A. Webster.  Mr. Webster has been the Chairman of our board of directors and a director since our inception in June 2003. Mr. Webster has served as Co-Managing Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors, since its inception in July 2005. From January 2000 until June 2005, Mr. Webster served as Chairman of Global Energy Partners, or GEP, a specialty group within Credit Suisse’s alternative asset management business. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1998, Mr. Webster served as Chairman and Chief Executive Officer of Falcon Drilling Corporation, both offshore drilling contractors. Mr. Webster serves as a director of Grey Wolf, Inc., SEACOR Holdings Inc., Hercules Offshore, Inc., Camden Property Trust, Geokinetics, Inc., Encore Banc Shares, Inc. and Solitario Resources Corporation. Mr. Webster also serves as a director of various privately held companies, including Enduring Resources, LLC, Laramie Energy, LLC and Frontier Drilling, ASA. In addition, Mr. Webster serves as Chairman of Basic Energy Services, Inc. and Carrizo. Mr. Webster was the founder and an original shareholder of Falcon Drilling Company, a predecessor to Transocean Inc., and was a co-founder and original shareholder of Carrizo. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School.

Peter G. Schoonmaker.  Mr. Schoonmaker has served as Pinnacle’s Chief Executive Officer since Pinnacle’s inception in June 2003, and as President and a director since February 2006. Mr. Schoonmaker has over 16 years of experience in the acquisition, exploration and development of coalbed methane properties as well as conventional oil and gas properties. From 1980 to 1985 Mr. Schoonmaker was an independent landman for various oil and gas companies and operated a land management company in Denver, Colorado. From 1985 to 1995 he served as President, owner and operator of a land and agricultural company based in Colorado and Wyoming. In 1995, Mr. Schoonmaker joined U.S. Energy, a publicly held mining and energy company, as a land manager and also became Executive Vice President and a director of Yellowstone Fuels Corporation, a subsidiary of U.S. Energy. In November 1999, U.S. Energy formed Rocky Mountain Gas, a coal bed natural gas company. He served as President, Chief Operating Officer and was a director of Rocky Mountain Gas from its inception until June 23, 2003.

Ronald T. Barnes.  Mr. Barnes has served as our Chief Financial Officer and Senior Vice President since December 2005 and our Secretary since February 2006 and since joining Pinnacle in January 2004, has also served as our Vice President-Finance and our Controller. Mr. Barnes has 25 years of experience in public accounting and industry related to all aspects of the upstream sector of oil and gas acquisition, exploration, development and production. Prior to joining Pinnacle, Mr. Barnes worked for EnCana Oil and Gas (USA), Inc. from 2002 through January, 2004 as lead controller and was responsible for all accounting aspects of U.S. operations. From 1988 through 2002, Mr. Barnes held various positions with JN Exploration and Production LP, including most recently serving as Controller and Vice President of Marketing of JN Exploration and Production where he managed the accounting and marketing for the acquisition, drilling and production of properties in 17 states and the Outer Continental Shelf of the Gulf of Mexico. From 1983 through 1988, Mr. Barnes held various positions with Raymond T. Duncan Oil Properties and from 1981 through 1983, he worked for a major public accounting firm. Mr. Barnes is a member of the Council of Petroleum Accountants Societies, the Independent Petroleum Association of Mountain States, the Petroleum Association of Wyoming and the Montana Petroleum Association. Mr. Barnes earned a B.S. in accounting from the University of Wyoming and an M.B.A. from the University of Colorado.

Robert L. Cabes, Jr.   Mr. Cabes has served as a director since Pinnacle’s inception in June 2003. Mr. Cabes is a Partner of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors. From April 2001 to June 2005, Mr. Cabes served as a Principal of Global Energy Partners, or GEP, a specialty group within Credit Suisse’s asset management business that made investments in energy companies. Mr. Cabes currently serves as a director of Blake Offshore, Celtique Energie Limited, Geokinetics, Inc., Laramie Energy LLC, Manti Exploration LP, and MedServe, Inc. Prior to joining GEP, Mr. Cabes was with Credit Suisse’s and Donaldson, Lufkin and Jenrette’s Investment Banking Division (prior to its acquisition by Credit Suisse in 2000) where he worked on debt and equity securities underwriting and mergers and acquisitions for energy companies. Before joining Donaldson, Lufkin and Jenrette, Mr. Cabes spent six years with Prudential Securities in its energy corporate finance group in Houston and New York. Mr. Cabes holds a B.B.A. from Southern Methodist University and is a CFA charterholder.

Jeffrey P. Gunst.  Mr. Gunst has served as a director since our inception in June 2003. Mr. Gunst serves as a Principal at Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors, where he has worked since July 2005. Mr. Gunst previously worked with Global Energy Partners, or GEP, a specialty group within Credit Suisse’s asset management business that made investments in energy companies, beginning in 2001. Mr. Gunst currently serves as a director of Celtique Energie Limited and Peregrine Oil and Gas II, LLC. Prior to joining GEP, Mr. Gunst was an investment banker for Credit Suisse and Donaldson, Lufkin and Jenrette where he worked primarily on energy transactions. Mr. Gunst received a B.B.A. and B.S. from Southern Methodist University.

Sylvester P. Johnson, IV.  Mr. Johnson has served as a director since our inception in June 2003. Mr. Johnson has served as President, Chief Executive Officer and a director of Carrizo since December 1993. Prior to December 1993, he worked for Shell Oil Company for 15 years. His managerial positions included Operations Superintendent, Manager of Planning and Finance and Manager of Development Engineering. Mr. Johnson serves as a director of Basic Energy Services, Inc. Mr. Johnson is a Registered Petroleum Engineer and has a B.S. in Mechanical Engineering from the University of Colorado.

F. Gardner Parker.  Mr. Parker has served as a director since our inception in June 2003. Mr. Parker has been Lead Outside Trust Manager with Camden Property Trust, a real estate investment trust, since 1998 and a director since 1993. Mr. Parker also serves on the board of directors of Carrizo, Sharps Compliance Corp. and Hercules Offshore, Inc. In addition, Mr. Parker serves on the board of directors of the following private companies: Gillman Automobile Dealerships, Net Near U Communications, Camp Longhorn, Inc., nii communications, inc. and Sherwood Healthcare Inc. Mr. Parker also worked with Ernst & Ernst (now Ernst &Young LLP) for 14 years, for seven of which he served as a partner. Mr. Parker received a B.B.A. from The University of Texas.

Susan C. Schnabel.  Ms. Schnabel has served as a director since July 2005. Ms. Schnabel has served as Managing Director with DLJ Merchant Banking Partners, the leveraged corporate private equity platform of Credit Suisse’s asset management business, since 1998. She joined Donaldson, Lufkin and Jenrette’s Investment Banking Division in 1990. In 1997, she left Donaldson, Lufkin and Jenrette’s Investment Banking Division to serve as Chief Financial Officer of PETsMART, a high growth specialty retailer of pet products and supplies, and joined DLJ Merchant Banking in her present capacity in 1998. Ms. Schnabel is also a director of Rockwood Holdings (NYSE: ROC), DeCrane Aircraft Holdings, Inc., Target Media Partners, Specialized Technology, Total Safety, U.S., Luxury Optical Holdings, Inc., Frontier Drilling and Laramie Energy II, LLC. Ms. Schnabel received a B.S. from Cornell University and an M.B.A. from Harvard Business School.

Thomas G. McGonagle.  Mr. McGonagle became a director in August 2007, and is currently Senior Vice President — Corporate Development at MacDermid, Incorporated, a specialty chemical company (formerly listed on NYSE: MRD). From 2003 until joining MacDermid, Mr. McGonagle was Senior Vice President and Chief Financial Officer at Vistar Corporation, a national food distribution company. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the US Merchant Banking Group at Babcock & Brown LP in New York. From 1987 until joining Babcock & Brown, Mr. McGonagle was Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette. In this role, Mr. McGonagle was involved in numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. Mr. McGonagle is also a director of Consolidated Container Company LLC, located in Atlanta, Georgia. Mr. McGonagle received a B.A. in Economics from Dartmouth College and a M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Additional Key Employees

William DeLapp.  Mr. DeLapp became our Vice President — Operations in August 2007, after previously serving as our Operations Manager since March 2007. He is a registered professional civil engineer in Wyoming and Utah and has over 30 years of experience in contract construction and project management, and 7 years of experience in coal bed natural gas development. Prior to joining us, Mr. DeLapp worked for J.M. Huber Corporation from March 2001 to March 2007 as a construction and water management consultant and operations manager. From 1988 until joining J.M. Huber Corporation, Mr. DeLapp served in several executive positions at Four Nines Gold, Inc., a subsidiary of U.S. Energy Corp., including Executive Vice President and President, and Vice President —

Engineering of U.S. Energy Corp. from 1997 until 2001. Mr. DeLapp has also served as a director of Cowboy State Bank in Ranchester, WY since April 2007 and continues in that capacity. Mr. DeLapp has also worked in the construction industry, owning his own construction company for 14 years. Mr. DeLapp earned a B.S. in Civil Engineering from Montana State University.

Gordon L. Olson.  Mr. Olson became our Vice President-Engineering in March 2006. He previously served as our Reserve Engineer from January 2005 until March 2006. Prior to joining Pinnacle, Mr. Olson was an engineering manager with CDX Gas, Inc. from May 2004 to January 2005, working on exploitation and exploration projects in the San Juan Basin. From April 2003 to May 2004, Mr. Olson worked for EnCana Oil and Gas (USA), Inc. as a CBM reservoir engineer within the New Ventures group. From September 1999 until he joined EnCana, Mr. Olson was a consultant with Wind River Consultants, LLC. Prior to September 1999, Mr. Olson was employed by the Colorado School of Mines unconventional resource consortium and held positions at KCS Mountain Resources Inc., as Manager Reservoir Engineering, and Resource Services International, Inc., as an Associate Reservoir Engineer. Mr. Olson has over 12 years of experience in the exploration and development of coalbed methane properties as well as conventional and oil and gas properties. Mr. Olson has a B.S. in Petroleum Engineering from North Dakota State University and an M.S. in Petroleum Engineering from the Colorado School of Mines. Mr. Olson is a member the Society of Petroleum Engineers, American Petroleum Institute and Rocky Mountain Association of Geologists. Mr. Olson resigned effective March 17, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2007, other than the following: a Form 4 was not filed for Peter G. Schoonmaker, our Chief Executive Officer, or Ronald T. Barnes, our Chief Financial Officer, with respect to the purchase of 600 and 1,000 shares of our common stock, respectively, in our initial public offering.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions as well as a set of Corporate Governance Guidelines. We have posted our Code of Ethics and Corporate Governance Guidelines on the “Investor Center — Corporate Governance” page of our website at www.pinnaclegas.com. We intend to post any amendments to or waivers from the provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website.

Corporate Governance

We have a separately-designated standing Audit Committee. Messrs. Parker (Chairman), Johnson and Cabes serve as the members of our Audit Committee. The Board of Directors has determined that Messrs. Parker and Johnson are independent directors (as defined by NASDAQ listing standards and SEC rules). In addition, the Board of Directors has determined that Mr. Parker is an audit committee financial expert (as defined by SEC rules).

ITEM 11	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with management the following Compensation Discussion and Analysis section of this annual report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee:

Robert L. Cabes, Jr.
Sylvester P. Johnson, IV
F. Gardner Parker
Susan C. Schnabel

Compensation Discussion and Analysis

Introduction

From our formation in June 2003 through April 2006, we were privately owned and controlled by our three founding investors, DLJ Merchant Banking, Carrizo and U.S. Energy, which collectively owned approximately 99.6% of our outstanding common stock on a fully diluted basis and held eight of the nine seats on our Board of Directors. At our formation, our founding investors’ strategy was to make a significant investment in us and then oversee and nurture that investment. Their overriding objective was to increase our size and enterprise value. The compensation of our named executive officers since our formation has been designed to support and complement the successful execution of this strategy. Prior to our May 2007 initial public offering, our overall approach to executive compensation was more similar to that of a privately held, growth stage company than to that of a large, publicly traded company. In May 2007, we completed our initial public offering, and although we are still a growth stage company, the compensation of our executive officers during 2007 reflected the additional responsibilities that they faced as officers of a publicly traded company.

Our named executive officers for the fiscal year ended December 31, 2007 were Peter G. Schoonmaker, our Chief Executive Officer and President, and Ronald T. Barnes, our Chief Financial Officer, Senior Vice President and Secretary.

Overview of Our Compensation Policies and Objectives

Our overall policy with respect to executive compensation has been to provide levels and types of compensation that attract and retain highly qualified executive officers and align their interests with those of our stockholders by linking portions of their compensation with specific business and strategic objectives and our overall business and financial performance. Accordingly, our policy is to pay our executive officers a competitive compensation package that includes a significant incentive compensation component in addition to base salary. In addition, it is our policy to pay incentive compensation in both cash and equity consideration that is tied to both our short- and long-term performance. During 2007, incentive compensation accounted for approximately 57% and 52% of Messrs. Schoonmaker’s and Barnes’ total compensation, respectively, and long-term incentive compensation (in the form of grants of restricted stock that vests in one-third increments on the third, fourth and fifth anniversaries of the date of grant) accounted for approximately 36% and 34%, respectively, of their total compensation (based on the grant date fair value of their restricted stock awards).

Elements of Compensation

During 2007, the compensation packages for our named executive officers included four principal elements:

•	a base salary;

•	a performance-based cash bonus;

•	long-term equity incentive awards, which in 2007 consisted of grants of restricted stock; and

•	limited perquisites and other benefits.

These elements, taken together, constituted a flexible and balanced approach to determining the total compensation of our named executive officers. For example, the performance-based cash bonus for 2007 was tied to our achievement of certain objective and subjective goals over a period of one year, while the ultimate value of the restricted stock, which vests in one-third increments on the third, fourth and fifth anniversaries of the date of grant, will largely depend upon our overall performance over a multi-year period.

We consider long-term equity incentive compensation to be an important element of our compensation program for executive officers. Since our formation, our founding investors have expected our management team not only to increase the enterprise value of our company but also to expand our business and operations. We believe that meaningful equity participation by each executive officer motivates and rewards the creation and preservation of long-term stockholder value. This belief is reflected in the aggregate awards of stock options and restricted stock that have been made to our executive officers since our formation.

During 2007, we retained an outside compensation consultant, A G Ferguson & Associates, Inc., to assist the Compensation Committee and our Board of Directors in making compensation decisions. Among other things, the compensation consultant reviewed the base salaries, bonuses and equity awards of executives at several similarly-sized publicly traded companies in the oil and gas industry. These companies were NGAS Resources, Inc., TXCO Resources Inc., GeoMet, Inc., Warren Resources, Inc., Gastar Exploration Ltd., Double Eagle Petroleum Co., Cano Petroleum, Inc., Infinity Energy Resources, Inc., Kodiak Oil & Gas Corp. and American Oil & Gas Inc. The Compensation Committee and the Board of Directors did not set the 2007 compensation of our named executive officers within a specified percentile range of the compensation paid by the comparable companies, and there were no specified guidelines for the use of the data provided by the compensation consultant. Rather, the Compensation Committee and the Board of Directors used the information regarding the compensation paid by comparable public companies in a general manner to help define competitive levels of base salary, bonus and equity compensation compared to companies with similar profiles. Although the Compensation Committee and the Board of Directors considered the comparative data carefully, they did not consider such data to be determinative because they believe that a subjective evaluation of the performance of our named executive officers should be paramount.

Base Salary.  The Compensation Committee periodically reviews and makes a recommendation to our Board of Directors regarding the base salaries of our executive officers. Generally, base salaries are determined according to the following factors: the individual’s experience level, the scope and complexity of the position held, and the annual performance of the individual. Both Messrs. Schoonmaker and Barnes received salary increases for 2007 of $30,000 and $20,000, respectively, based on their performance during 2006 and the expanded responsibilities they assumed when we became a publicly traded company in May 2007. However, the overall compensation of Messrs. Schoonmaker and Barnes decreased in 2007 as compared to 2006 due to the one-time transaction bonuses that they received during 2006.

For 2008, the base salaries of Messrs. Schoonmaker and Barnes are expected to remain unchanged from their 2007 levels ($250,000 and $200,000, respectively).

Performance-Based Bonus.  During 2007, we adopted our Management Incentive Plan, or MIP. The MIP was intended to provide annual incentive compensation for our key executives that is tied to the achievement of critical strategic, operating and financial goals and objectives. Each of Messrs. Schoonmaker and Barnes was assigned performance measures that would affect the amounts paid under the MIP. Each performance measure included a range of levels of achievement. The objective performance measures for the MIP are set forth in the table below.

Performance Metric	Threshold	Target	Maximum

Net production volume (Bcf)	4.0	5.0	6.0
Proved reserve additions (Bcf)	28	35	42
Lease operating expenses ($/well/month)	$1,000	$900	$800

For each of Messrs. Schoonmaker and Barnes, the objective factors listed in the table above were given a relative weight of 10% in the overall annual bonus calculation. Other than with respect to these objective factors, no quantitative performance targets were established for either Mr. Schoonmaker or Barnes.

Under the MIP, Mr. Schoonmaker’s annual bonus was also tied to the following subjective performance measures: investor relations (relative weight — 10%) and board communication (relative weight — 10%). In addition, a portion of Mr. Schoonmaker’s annual bonus was tied to Mr. Barnes’ overall success in achieving his goals and objectives for 2007 (relative weight — 20%). Finally, a portion of Mr. Schoonmaker’s annual bonus was based on a subjective evaluation by the Compensation Committee and the Board of Directors of the degree to which he had mastered the primary duties and responsibilities of his position (relative weight — 30%). The “target” bonus for Mr. Schoonmaker under the MIP was 0.5 times his annual base salary. If Mr. Schoonmaker had achieved the minimum level of performance for every performance measure, he would have received an annual bonus equal to 0.025 times his 2007 annual base salary. If Mr. Schoonmaker had achieved the highest level of performance for every performance measure, he would have received an annual bonus equal to 1.0 times his 2007 annual base salary, the maximum amount to which he is potentially entitled under his employment agreement.

Under the MIP, Mr. Barnes’ annual bonus was also tied to the following subjective performance measures: investor relations (relative weight — 10%), capital financing (relative weight — 10%), timely reporting (relative weight — 10%) and cash management (relative weight — 10%). In addition, a portion of Mr. Barnes’ annual bonus was based on a subjective evaluation by the Compensation Committee and the Board of Directors of the degree to which he had mastered the primary duties and responsibilities of his position (relative weight — 30%). The “target” bonus for Mr. Barnes under the MIP was 0.375 times his annual base salary. If Mr. Barnes had achieved the minimum level of performance for every performance measure, he would have received an annual bonus equal to 0.01875 times his 2007 annual base salary. If Mr. Barnes had achieved the highest level of performance for every performance measure, he would have received an annual bonus equal to 0.75 times his 2007 annual base salary, the maximum amount to which he is potentially entitled under his employment agreement.

As described above, the performance measures under the MIP included both objective and subjective measures and represented the factors deemed most important and the most likely to result in the creation of long-term stockholder value. We believe that the use of objective performance measures provides an element of transparency and accountability with respect to the annual bonuses paid to our executive officers, while the use of subjective performance measures allows us to be proactive in rewarding the initiative and contributions of each individual officer. Relative to our 2006 incentive compensation plan, pursuant to which up to 50% of the executives’ annual bonus was tied to the achievement of objective performance measures, the 2007 MIP was adopted to reflect that certain subjective factors, such as investor relations, board communication and timely reporting, were more important following our initial public offering.

With respect to the objective performance measures, the threshold, target and maximum performance levels were determined in connection with a detailed review of our 2007 budget and represented aggressive targets for operational and financial performance by us during 2007. Despite very difficult economic conditions in our operating region during 2007, largely as a result of lower CIG index prices, and our reduced 2007 capital expenditure budget, we did not adjust the proved reserve addition performance measure under the MIP. As a result, we did not achieve the “threshold” level of proved reserve additions, and no bonus was paid with respect to that performance measure. We achieved the threshold levels for net production and lease operating expenses, and with respect to those performance measures, Messrs. Schoonmaker and Barnes were paid the bonus provided for that level of achievement in the MIP.

When performing the subjective evaluations of the individual performances of Messrs. Schoonmaker and Barnes, the Compensation Committee and the Board of Directors considered, among other things, their success in implementing an efficient and effective management reporting regime, their ability to interact with investors and regulatory agencies in a positive and productive manner, including through making accurate and timely regulatory filings, their contributions to our culture of teamwork, open communication, integrity and safety, and their ability to quickly adjust to a very challenging operating environment. In addition, the Compensation Committee and the Board of Directors considered Messrs. Schoonmaker and Barnes’ success in consummating an initial public offering in May 2007 and operating a publicly traded company thereafter, as well as their efforts in negotiating the proposed terms of a merger transaction with Quest Resource Corporation. Messrs. Schoonmaker and Barnes were awarded cash bonuses of $125,000 and $75,000, respectively, under the MIP, which was equal to the “target” bonus established for each of them when the MIP was established.

Due to the pending merger with Quest, the Compensation Committee has not yet adopted or determined whether to adopt a similar incentive plan for 2008.

Equity Incentive Awards.  We have established a Stock Incentive Plan pursuant to which equity awards, including stock options and restricted stock, may be granted to employees, directors and consultants of us and our affiliates. The Stock Incentive Plan is designed to motivate all of our employees, including our named executive officers, to assist us in achieving a high level of long-term performance and to tie the compensation of grant recipients to long-term stockholder value. The Compensation Committee administers the Stock Incentive Plan.

Historically, we have generally used stock options and restricted stock to attract new employees and to increase the stake of our existing employees, including our executive officers, in our long-term success. As such, we periodically evaluate the equity position of our executive officers and determine if increasing that position, in light of events such as our May 2007 initial public offering, would be appropriate. As an inducement to Messrs. Schoonmaker and Barnes to enter into their new employment agreements, executed on July 20, 2007, they were granted 30,000 and 20,000 restricted shares of our common stock, respectively, under our Stock Incentive Plan. These shares of restricted common stock will vest in one-third increments on the third, fourth and fifth anniversary of the date of grant. The Compensation Committee believed that grants of restricted stock (rather than options) during 2007 would provide better incentives for our executive officers to both enhance and protect stockholder value. In addition, the issuance of restricted stock requires fewer shares, and thus less dilution, compared to delivering similar value in options to the award recipient.

Perquisites and Other Benefits.  Messrs. Schoonmaker and Barnes receive no perquisites or benefits that are not generally available on a non-discriminatory basis to all employees. During 2007, for all employees, including Messrs. Schoonmaker and Barnes, we paid health, life and accidental death & disability insurance premiums, made health savings account contributions and matched their contributions to our 401(k) plan (up to 4% of their base salary).

Stock Option Practices

Due to the favorable tax consequences to the grant recipient, our stock option grants have historically been intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. We have awarded all stock options to purchase our common stock at or above the fair market value of our common stock on the grant date. Options are granted only at regularly scheduled meetings of the Compensation Committee and/or the Board of Directors, and have exercise prices equal to the closing market price of shares of our common stock on the date of the meeting.

Payments in Connection with a Change of Control or Termination

We entered into employment agreements with Messrs. Schoonmaker and Barnes on July 20, 2007, effective January 1, 2007. The initial term of these agreements is one year and the agreements will automatically renew for additional one-year terms unless either party gives 60 days prior written notice. Under Mr. Schoonmaker’s employment agreement, he is entitled to an initial base salary of $250,000, subject to annual adjustment, and an annual bonus of up to 1.0 times his then current base salary, payable in cash or in stock. Under Mr. Barnes’ employment agreement, he is entitled to an initial base salary of $200,000, subject to annual adjustment, and an annual bonus of up to 0.75 times his then current base salary, payable in cash or in stock.

If either executive’s employment is terminated by us without cause or by either executive for good reason, the executive will be entitled to severance benefits which will include a lump sum payment equal to the sum of (i) 1.0 times his annual base salary plus (ii) 18.0 times the monthly health savings account contribution last made by us for his benefit, and the payment of a pro-rated bonus. Additionally, if either executive’s employment is terminated by us without cause or by either executive for good reason or due to retirement, in each case within one year following a change of control of us, the executive will be entitled to severance benefits which will include a lump sum payment equal to 1.5 times his annual base salary and the payment of a pro-rated bonus. In each case, any and all stock options, restricted stock awards and other equity compensation awards held by the executive will immediately vest and become exercisable. In the event that either executive’s employment is terminated within six months preceding or following a change of control due to a non-renewal of his employment agreement by us, the executive will be entitled to the same change of control severance benefits described above.

Stock Ownership Requirements

We do not currently have any requirements or guidelines relating to the level of ownership of our common stock by our directors or executive officers or to the hedging of the economic risk of such ownership. As of December 31, 2007, Messrs. Schoonmaker and Barnes each owned 10,000 shares of our common stock, held options to purchase another 232,500 and 202,500 shares of our common stock, respectively, and held 30,000 and 20,000 shares of restricted common stock, respectively. On a fully diluted basis, Messrs. Schoonmaker and Barnes held approximately 0.9% and 0.8%, respectively, of our issued and outstanding common stock as of December 31, 2007.

Role of the Executive Officers in Determining Executive Compensation

Our Compensation Committee makes a preliminary determination and a recommendation to the Board of Directors regarding our executive compensation, which is subject to final approval by the Board of Directors. Mr. Schoonmaker has no role in determining his own compensation. As our Chief Executive Officer and President, Mr. Schoonmaker evaluates the performance of Mr. Barnes and the Compensation Committee and the Board of Directors consider Mr. Schoonmaker’s evaluation when determining Mr. Barnes’ compensation. Mr. Barnes has no role in determining his own compensation or that of Mr. Schoonmaker.

Executive Compensation

2007 Summary Compensation Table

The following tables sets forth the aggregate compensation earned by or awarded or paid to our named executive officers during 2007.

					Non-Equity
			Stock	Option	Incentive Plan		All Other
Name and Principal Position	Year	Salary	Awards	Awards	Compensation		Compensation(1)	Total

Peter G. Schoonmaker	2007	$250,000	$10,518	$—	$125,000	(2)	$—	$385,518
Chief Executive Officer, President and Director	2006	220,000	—	146,622	30,000	(3)	271,000	667,622
Ronald T. Barnes	2007	$200,000	$7,012	$—	$75,000	(2)	$—	$282,012
Chief Financial Officer, Senior Vice President and Secretary	2006	180,000	—	161,143	25,000	(3)	221,000	587,143

(1)	Messrs. Schoonmaker and Barnes received no perquisites or benefits not made generally available on a non-discriminatory basis to all employees. The amount reported for 2006 was a one-time bonus paid in connection with the timely filing of a registration statement relating to our April 2006 private placement.

(2)	Pursuant to the 2007 Management Incentive Plan.

(3)	Pursuant to the 2006 Incentive Compensation Plan.

Grants of Plan-Based Awards During 2007

The following table sets forth the plan-based grants made to our named executive officers during 2007.

					All Other Stock
		Estimated Future Payouts Under			Awards: Number of	Grant Date Fair
		Non-Equity Incentive Plan Awards(1)			Shares of Stock	Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)(2)	Awards ($)

Peter G. Schoonmaker	July 19, 2007	$6,250	$125,000	$250,000
	July 20, 2007				30,000	$209,400
Ronald T. Barnes	July 19, 2007	$3,750	$75,000	$150,000
	July 20, 2007				20,000	$139,600

(1)	Pursuant to the 2007 Management Incentive Plan.

(2)	Pursuant to the Stock Incentive Plan.

Employment Agreements

We entered into employment agreements with Messrs. Schoonmaker and Barnes on July 20, 2007, effective January 1, 2007. The initial term of these agreements is one year and the agreements will automatically renew for additional one-year terms unless either party gives 60 days prior written notice. Under Mr. Schoonmaker’s employment agreement, he is entitled to an initial base salary of $250,000, subject to annual adjustment, and an annual bonus of up to 1.0 times his then current base salary, payable in cash or in stock. Under Mr. Barnes’ employment agreement, he is entitled to an initial base salary of $200,000, subject to annual adjustment, and an annual bonus of up to 0.75 times his then current base salary, payable in cash or in stock. The termination of these agreements under certain circumstances will trigger termination payments or benefits payable by us. Please see “— Potential Payments Upon Termination or Change of Control,” below

As an inducement to Messrs. Schoonmaker and Barnes to enter into their new employment agreements, effective July 20, 2007, they were granted 30,000 and 20,000 shares of restricted common stock, respectively, under our Stock Incentive Plan. This restricted stock will vest in equal one-third increments on the third, fourth and fifth anniversaries of the date of grant.

Incentive Plan Awards

For a discussion of the performance metrics under our 2007 Management Incentive Plan, please see “— Compensation Discussion and Analysis — Elements of Compensation — Performance-Based Bonuses,” above. Based on a review of our and their performance during 2007, the Compensation Committee awarded bonuses to Messrs. Schoonmaker and Barnes under the 2007 Management Incentive Plan of $125,000 and $75,000, respectively. Due to the pending merger with Quest, the Compensation Committee has not yet adopted or determined whether to adopt a similar incentive plan for 2008.

The restricted stock granted to Messrs. Schoonmaker and Barnes was granted pursuant to our Stock Incentive Plan. For a discussion of our Stock Incentive Plan, please see “— Compensation Discussion and Analysis — Elements of Compensation — Equity Incentive Awards,” above, and “— Stock Incentive Plan,” below.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
	Number of	Number of					Market
	Securities	Securities				Number of	Value of
	Underlying	Underlying				Shares of	Shares of
	Unexercised	Unexercised		Option	Option	Stock That	Stock That
	Options	Options		Exercise	Expiration	Have Not	Have Not
Name	Exercisable (#)	Unexercisable (#)		Price ($)	Date	Vested (#)	Vested ($)

Peter G. Schoonmaker	82,500	—		$4.00	June 30, 2010	30,000 (8)	$137,400 (9)
	30,000	—		$4.00	March 5, 2011
	25,000	25,000	(1)	$4.80	December 9, 2012
	10,000	40,000	(2)	$5.20	January 1, 2013
	4,000	16,000	(3)	$11.00	June 1, 2013
Ronald T. Barnes	25,000	—		$4.00	January 3, 2011	20,000 (8)	$91,600 (9)
	50,000	—		$4.80	June 23, 2011
	18,750	18,750	(4)	$4.80	January 3, 2012
	6,250	6,250	(5)	$4.80	December 9, 2012
	10,000	40,000	(2)	$5.20	January 1, 2013
	2,500	10,000	(6)	$5.20	February 16, 2013
	3,000	12,000	(7)	$11.00	June 1, 2013

(1)	Options were granted December 9, 2005. The remaining options vest on December 9, 2008.

(2)	Options were granted January 1, 2006. 15,000 options vested on January 1, 2008. The remaining options vest on January 1, 2009.

(3)	Options were granted June 1, 2006. 6,000 and 10,000 of the remaining options vest on June 1, 2008 and 2009, respectively.

(4)	Options were granted January 3, 2005. The remaining options vested on January 3, 2008.

(5)	Options were granted on December 9, 2005. The remaining options vest on December 9, 2008.

(6)	Options were granted on February 16, 2006. 3,750 options vested on February 16, 2008. The remaining options vest on February 16, 2009.

(7)	Options were granted June 1, 2006. 4,500 and 7,500 of the remaining options vest on June 1, 2008 and 2009, respectively.

(8)	Shares of restricted stock were granted effective July 20, 2007 and vest in equal one-third increments on the third, fourth and fifth anniversaries of the date of grant.

(9)	Based on the closing price of our common stock of $4.58 on December 31, 2007.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential termination payments due to our named executive officers, assuming the triggering event occurred on December 31, 2007.

		Termination
		without	Termination		Termination
		Cause or	Following a	Termination	for Cause
		for Good	Change of	Due to	or without
Name	Benefit	Reason	Control(1)	Death	Good Reason

Peter G. Schoonmaker	Severance	$250,000	$375,000	$125,000	$—
	Prorated bonus(2)	125,000	125,000	125,000	—
	Insurance premiums(3)	20,825	20,825	20,825	—
	Health savings account contributions(3)	4,950	—	—	—
	Acceleration of stock options and restricted stock(4)	202,650	202,650	202,650	—
	Unused vacation(5)	4,808	4,808	4,808	4,808
Ronald T. Barnes	Severance	200,000	300,000	100,000	—
	Prorated bonus(2)	75,000	75,000	75,000	—
	Insurance premiums(3)	20,825	20,825	20,825	—
	Health savings account contributions(3)	4,950	—	—	—
	Acceleration of stock options and restricted stock(4)	106,100	106,100	106,100	—
	Unused vacation(5)	3,846	3,846	3,846	3,846

(1)	The proposed merger with Quest will constitute a change of control under the employment agreements.

(2)	Estimated based on the executive’s 2007 bonus under our 2007 Management Incentive Plan.

(3)	Estimated based on the amount paid during 2007.

(4)	Represents the “in-the-money” value of options that would accelerate and the value of restricted stock that would accelerate, assuming a price per share of $4.58, the closing price of our common stock on December 31, 2007.

(5)	Estimated based on the number of unused vacation days during 2007.

Messrs. Schoonmaker and Barnes each entered into employment agreements with us on July 20, 2007, effective January 1, 2007. Pursuant to each employment agreement, upon termination of the executive’s employment under any circumstances, he would be entitled to payment for accrued but unpaid salary, unused vacation days and unreimbursed business expenses. Upon termination of the executive’s employment by us for any reason (including by reason of his disability) other than due to his death or due to an event or circumstance constituting cause, or by the executive with good reason, the executive would be entitled to receive the following additional payments and benefits: (i) a lump-sum payment equal to the sum of 1.0 times his then-current base salary plus 18.0 times the monthly health savings account contribution last made by us for his benefit; (ii) a prorated bonus; (iii) continued group health coverage (including payment of premiums) for him and his spouse and dependents for up to 18 months; (iv) accelerated vesting of any and all stock options, shares of restricted stock and other equity awards held by him; and (v) the potential extension of the period of time during which the stock options held by him may be exercised. If the executive’s employment were to be terminated by us for any reason (including by reason of his disability) other than due to his death or due to an event or circumstance constituting cause, or by the executive with good reason or due to his retirement, in each case within one year following a change of control, or if the employment agreement were not to be renewed for any reason other than for cause within six months preceding or following a change of control, the executive would be entitled to receive the same additional payments and benefits as those described in the preceding sentence, except that his lump-sum payment would be equal to 1.5 times his then-current base salary and would not include health savings account contributions.

For purposes of the employment agreements, “cause” means (i) the executive’s conviction of, plea of nolo contendere to or receipt of deferred adjudication with respect to a felony crime, (ii) a violation by the executive of federal or state securities laws, (iii) the executive’s commission, in the good faith judgment of our Board of Directors, of an act of sexual or other unlawful harassment or moral turpitude, (iv) a breach by the executive of his fiduciary duties, (v) a breach by the executive of certain provisions of his employment agreement, (vi) the commission by the executive of a material act of fraud upon us, (vii) the material misappropriation by the executive of our funds or other property, (viii) the executive’s knowing engagement, without the written approval of our Board of Directors or Compensation Committee, in any material activity that directly competes with our business or that our Board of Directors or Compensation Committee determines in good faith would directly result in a material injury to our business or reputation or (ix) a material breach by the executive of the other provisions of his employment agreement or the willful, material and repeated nonperformance of the executive’s duties, in each case after notice and an opportunity to cure.

For purposes of the employment agreements, “good reason” means (i) a substantial change in the executive’s duties that constitutes a material breach by us of the terms of the agreement, the assignment to the executive of duties or responsibilities that are inconsistent with his previous duties and responsibilities or a material diminution or reduction in the executive’s duties and responsibilities (excluding in each case an inadvertent action which is promptly cured and, in the case of Mr. Schoonmaker, a change in his title or responsibilities, provided that he continues to manage our assets and operations), (ii) a material breach by us of the agreement, (iii) a purported termination otherwise than as expressly permitted pursuant to the agreement or (iv) any failure by us to obtain the assumption of the agreement by a successor.

For purposes of the employment agreements, “change of control” means (i) the acquisition by any individual, entity or group of beneficial ownership of 50% or more of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities (subject to certain exceptions), (ii) the approval by our stockholders of a merger, consolidation or similar business combination unless immediately following such transaction substantially all of the holders of our voting securities immediately prior to such transaction beneficially own more than 50% of the common stock of the corporation resulting from such transaction in substantially the same proportions or (iii) the sale or other disposition of all or substantially all of our assets, unless immediately following such transaction substantially all of the holders of our voting securities immediately prior to such disposition beneficially own more than 50% of the common stock of the corporation acquiring such assets in substantially the same proportions.

In addition, pursuant to the employment agreements, upon the executive’s death, his spouse would be entitled to receive the following payments and benefits: (i) a lump-sum payment equal to 0.5 times his then-current base salary; (ii) a prorated bonus; (iii) continued group health coverage (including payment of premiums) for her and her dependents for up to 18 months; (iv) accelerated vesting of any and all stock options, shares of restricted stock and other equity awards held by the executive prior to his death; and (v) the potential extension of the period of time during which the stock options may be exercised.

If the executive’s employment is terminated by us for cause, or if the executive voluntarily resigns or otherwise terminates his employment without good reason (other than in connection with his retirement following a change of control), he would be entitled only to payment for accrued but unpaid salary, unused vacation days and unreimbursed business expenses.

Under their employment agreements, Messrs. Schoonmaker and Barnes are subject to covenants prohibiting them from (i) disclosing confidential information, (ii) making defamatory statements about us, (iii) soliciting or attempting to solicit business in products or services competitive with ours for a period of two years following the termination of their employment, (iv) competing with us for a period of one year following the termination of their employment or (v) recruiting our employees for a period of two years following the termination of their employment.

2007 Director Compensation

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($)	($)(1)	($)	($)

Steven A. Webster	$40,500	$19,477	$—	$59,977
Robert L. Cabes, Jr.	53,000	19,477	—	72,477
Jeffrey P. Gunst	35,500	19,477	—	54,977
Sylvester P. Johnson, IV(2)	47,000	19,477	—	66,477
F. Gardner Parker	63,000	19,477	—	82,477
Susan C. Schnabel	37,000	19,477	—	56,477
Thomas G. McGonagle	10,000	2,495	—	12,495
Peter G. Schoonmaker(3)	—	—	—	—

(1)	Each non-employee director other than Mr. McGonagle was granted 2,000 shares of restricted stock effective February 12, 2007. The shares of restricted stock vested on February 12, 2008. In connection with his appointment to the Board of Directors, Mr. McGonagle was granted 4,500 shares of restricted stock effective August 22, 2007. Mr. McGonagle’s shares will vest 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively. None of such shares of restricted stock had vested and all such shares of restricted stock were outstanding as of December 31, 2007. The grant date fair value of the grants to our non-employee directors other than Mr. McGonagle was $22,000. The grant date fair value of the grant to Mr. McGonagle was $20,700.

(2)	All cash compensation earned by Mr. Johnson for his service as a director goes directly to Carrizo.

(3)	Mr. Schoonmaker is our President and Chief Executive Officer and receives no compensation for serving as a director.

Non-employee directors receive an annual fee of $20,000. In addition, the chairman of each of the following committees receives the following annual fees: Audit Committee — $15,000, Compensation Committee — $5,000 and Nominating and Corporate Governance Committee — $5,000. Non-employee directors receive a fee of $1,500 for each board or committee meeting attended in person and a fee of $1,000 for attendance at a board or committee meeting held telephonically. Our non-employee directors other than Mr. McGonagle also received a grant of 2,000 shares of restricted stock as compensation for their service in 2007. These shares of restricted stock will vest on the first anniversary of the date of grant. In connection with his appointment to the Board of Directors, Mr. McGonagle was granted 4,500 shares of restricted stock effective August 22, 2007. Mr. McGonagle’s shares will vest 33%, 33% and 34% on the first, second and third anniversaries of the date of grant, respectively.

Employee directors do not receive compensation for service on our board or committees. Pursuant to our amended and restated securityholders agreement, all directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses incurred in connection with service on the board and any committees. Each director will be fully indemnified by us for actions associated with being a member of our board to the extent permitted under Delaware law as provided in our second amended and restated certificate of incorporation, our amended and restated bylaws and the indemnification agreements by and between us and each of our directors.

Compensation Committee Interlocks and Insider Participation

Messrs. Cabes (Chairman), Johnson and Parker and Ms. Schnabel serve as the members of our Compensation Committee. The Board of Directors has determined that Messrs. Cabes, Johnson and Parker and Ms. Schnabel are independent directors (as defined by NASDAQ listing standards). None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 17, 2008 concerning the shares of our capital stock beneficially owned by:

•	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of capital stock shown as beneficially owned by them, and their address is c/o Pinnacle Gas Resources, Inc., 1 E. Alger, Sheridan, Wyoming 82801.

	Number of
	Shares of
	Common Stock
	Beneficially	Percent
Name and Address of Beneficial Owner	Owned(1)	of Class

DLJ Merchant Banking Partners III, L.P. and affiliated funds(2)	9,599,502	33.1%
Quest Resource Corporation(3)	9,599,502	33.1
CCBM, Inc.(4)	2,423,753	8.4
Ronald L. Eubel(5)	1,752,524	6.0
Eubel Brady & Suttman Asset Management, Inc.(6)	1,751,244	6.0
Peter G. Schoonmaker(7)	207,100		*
Ronald T. Barnes(8)	184,000		*
Steven A. Webster(9)†	15,636		*
Robert L. Cabes, Jr.†	6,545		*
Thomas G. McGonagle††	14,500		*
Jeffrey P. Gunst†	6,545		*
Sylvester P. Johnson, IV†(10)	3,030		*
F. Gardner Parker†	6,545		*
Susan C. Schnabel†(11)	6,545		*
All directors and executive officers as a group (9 Persons)	450,446	1.6%

*	Less than 1%.

(1)	The number of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2)	The reported shares are held by the following DLJ Merchant Banking funds: (i) DLJ Merchant Banking Partners III, L.P.; (ii) DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III, C.V.; (iii) DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III-1, C.V. and as attorney-in-fact for DLJ Merchant Banking III, L.P., as Associate General Partner of DLJ Offshore Partners III-1, C.V.; (iv) DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III-2, C.V. and as attorney-in-fact for DLJ Merchant Banking III, L.P., as Associate

General Partner of DLJ Offshore Partners III-2, C.V.; (v) DLJ MB Partners III GmbH & Co. KG; (vi) Millennium Partners II, L.P.; and (vii) MBP III Plan Investors, L.P.

Credit Suisse, a Swiss bank (the “Bank”), owns the majority of the voting stock of Credit Suisse Holdings (USA) Inc., a Delaware corporation, which in turn owns all of the voting stock of Credit Suisse (USA) Inc., a Delaware corporation (“CS-USA”). The entities discussed in the above paragraph are merchant banking funds managed by indirect subsidiaries of CS-USA and form part of Credit Suisse’s asset management business. The ultimate parent company of the Bank is Credit Suisse Group (“CSG”). CSG disclaims beneficial ownership of the reported common stock that is beneficially owned by its direct and indirect subsidiaries.

All of the DLJ Merchant Banking entities can be contacted at Eleven Madison Avenue, New York, New York 10010-3629 except for the three “Offshore Partners” entities, which can be contacted at John B. Gosiraweg, 14, Willemstad, Curacao, Netherlands Antilles.

(3)	Quest Resource Corporation entered into a Support Agreement, dated October 15, 2007 and amended February 6, 2008, with the DLJ Merchant Banking funds which obligates the DLJ Merchant Banking funds to vote their shares in favor of matters relating to the merger of us with a subsidiary of Quest. Due to Quest’s right under the Support Agreement to direct the voting of the shares of common stock held by the DLJ Merchant Banking Funds, Quest may be deemed to have shared voting power over such shares, and may therefore be deemed to be the beneficial owner of such shares. Quest does not control the voting of such shares with respect to other matters, does not possess any other rights as a stockholder with respect to such shares and does not have any dispositive power over such shares. Quest disclaims any beneficial ownership of such shares. The address of Quest Resource Corporation is 210 Park Avenue, Suite 2750, Oklahoma City, OK 73102.

(4)	CCBM, Inc. is a wholly owned subsidiary of Carrizo. The address of each of Carrizo and CCBM, Inc. is 1000 Louisiana Street, Suite 1500, Houston, Texas 77002. The reported shares include 3,030 shares of restricted common stock granted to Mr. Johnson that he is obligated to transfer to CCBM, Inc. upon vesting.

(5)	Mr. Eubel has sole voting and dispositive power over 1,280 shares. The reported shares include 1,751,244 shares held by Eubel Brady & Suttman Asset Management, Inc. As a result of his ownership of and position with Eubel Brady & Suttman Asset Management, Inc., Mr. Eubel may be deemed to be an indirect beneficial owner of the 1,751,244 shares held by Eubel Brady & Suttman Asset Management, Inc. The address of Mr. Eubel is 7777 Washington Village Dr., Suite 210, Dayton, OH 45459.

(6)	The address of Eubel Brady & Suttman Asset Management, Inc. is 7777 Washington Village Dr., Suite 210, Dayton, OH 45459. Due to their ownership of and positions with Eubel Brady & Suttman Asset Management, Inc., Messrs. Ronald L. Eubel, Mark E. Brady, Robert J. Suttman, William E. Hazel and Bernard J. Hotgreive may be deemed to be indirect beneficial owners of the reported shares.

(7)	The reported shares include 82,500 shares issuable within 60 days upon exercise of options granted under our 2003 Stock Option Plan. The reported shares also include 84,000 shares issuable within 60 days upon exercise of options granted under our Stock Incentive Plan, but they do not include 66,000 shares underlying options that are not exercisable within 60 days granted under our Stock Incentive Plan. The reported shares also include 10,000 shares that were purchased in our private placement, 600 shares that were purchased in our initial public offering and 30,000 shares of restricted common stock granted under our Stock Incentive Plan.

(8)	The reported shares include 153,000 shares of common stock issuable within 60 days upon exercise of options granted under our Stock Incentive Plan, but they do not include 49,500 shares of common stock underlying options that are not exercisable within 60 days granted under our Stock Incentive Plan. The reported shares also include 10,000 shares that were purchased in our private placement, 1,000 shares that were purchased in our initial public offering and 20,000 shares of restricted common stock granted under our Stock Incentive Plan.

(9)	The reported shares include 9,091 shares that were purchased in our private placement.

(10)	Mr. Johnson is obligated to transfer to CCBM, Inc. upon vesting any shares of restricted common stock granted to him as a non-employee director.

(11)	Ms. Schnabel is obligated to transfer to the funds affiliated with DLJ Merchant Banking any shares of restricted stock granted to her as a non-employee director upon vesting.

†	The reported shares include 3,030 shares of restricted common stock granted to each of our non-employee directors under our Stock Incentive Plan, effective as of April 11, 2006. These shares of restricted common stock will vest as follows: 1,515 shares on April 11, 2008 and 1,515 shares on April 11, 2009.

††	The reported shares include 4,500 shares of restricted common stock granted to Mr. McGonagle under our Stock Incentive Plan, effective as of August 22, 2007. These shares of restricted common stock will vest in one-third increments over three years, beginning on the first anniversary of the effective date of the grant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2007:

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Options	Future Issuance

Equity compensation plans approved by stockholders	1,036,720	$6.73	1,713,280
Equity compensation plans not approved by stockholders	None	—	—
Total	1,036,720	$6.73	1,713,280

Change of Control

On October 15, 2007, we entered into an agreement and plan of merger with Quest Resource Corporation and Quest MergerSub, Inc. whereby Quest Merger Sub, Inc. will merge with and into us and we will survive as a wholly-owned subsidiary of Quest Resource Corporation. The agreement and plan of merger was amended and restated on February 6, 2008. The merger, if consummated, will result in a change of control of us. For additional information regarding the merger with Quest, please see our documents on file with the SEC.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors is responsible for approving all related party transactions between us and any officer or director that would potentially require disclosure. As of the date of this Form 10-K, the Board expects that any transactions in which related persons have a direct or indirect interest will be presented to the Board for review and approval. The Board has not adopted a written policy regarding related party transactions, but it makes inquiries to management and our auditors regarding any such transactions. We are not aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed.

Director Independence

Our Board of Directors has determined that Robert L. Cabes, Jr., Jeffrey P. Gunst, Sylvester P. Johnson, IV, Thomas G. McGonagle, F. Gardner Parker and Susan C. Schnabel are independent directors under the NASDAQ listing standards. Our Board of Directors considered all relevant facts and circumstances in determining that none of these directors has any relationship with us or our management that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Among other things, our Board of Directors considered the independence tests listed below. Pursuant to these independence tests, a director may not be deemed to be independent if any of the following relationships exists:

•	the director is, or at any time during the last three years was, employed by us;

•	the director or any family member of the director has accepted compensation from us in excess of $100,000 during any period of twelve consecutive months during the last three years, other than board or committee fees, compensation paid to a family member who is a non-executive employee of us, benefits under a tax-qualified retirement plan or non-discretionary compensation;

•	the director is a family member of a person who is, or at any time during the last three years was, employed by us as an executive officer;

•	the director or any family member of the director is a partner in, or a controlling shareholder or executive officer of, any organization to which we made, or from which we received, payments for property or services during the current or last three years that exceeded the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000, other than payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs;

•	the director or any family member of the director is employed as an executive officer of another entity where at any time during the last three years any of our executive officers serve on the compensation committee of such other entity; or

•	the director or any family member of the director is a current partner of our outside auditor, or the director or any family member of the director was a partner or employee of our outside auditor who worked on our audit at any time during the last three years.

Our Board of Directors has determined that each of the members of our Audit, Compensation and Nominating and Corporate Governance Committees is independent under the independence standards applicable to such committees, except for Mr. Webster (for purposes of the Nominating and Corporate Governance Committee) and Mr. Cabes (for purposes of the Audit Committee only). In accordance with NASDAQ listing standards, each of our Audit, Compensation and Nominating and Corporate Governance Committees will be composed entirely of independent directors within one year of our listing on NASDAQ.

Messrs. Cabes and Gunst have in the past provided consulting services to certain DLJ Merchant Banking portfolio companies through arrangements with MB Advisory Partners, LLC, an affiliate of Avista Capital Holdings, L.P., a private equity firm that makes investments in the energy sector. Ms. Schnabel is a Managing Director of DLJ Merchant Banking. As described elsewhere in this annual report, funds affiliated with DLJ Merchant Banking own approximately 33.1% of our common stock. In addition, Mr. Johnson serves as President and Chief Executive Officer and a director of Carrizo, which indirectly owns approximately 8.4% of our common stock. Mr. Parker is a director of Carrizo. These relationships were considered by our Board of Directors in making its independence determinations, and the Board of Directors determined that none of these relationships would prevent the aforementioned directors from exercising independent judgment in carrying out their responsibilities.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees billed to us by Ehrhardt Keefe Steiner & Hottman PC for professional services rendered to us during 2007 and 2006, by category:

	2007	2006
	(In thousands)

Audit fees	$197	$138
Audit-related fees(1)	156	251
Tax fees(2)	43	11
All other fees	—	—

Total	$396	$400

(1)	Fes were paid for services relating to registration of restricted shares, review of registration statements, comfort letters and SEC filing and review process.

(2)	Fees were paid for tax return preparation, tax planning, tax research and tax evaluation of business transactions.

Audit Committee Pre-Approval Policies

In order to assure the continued independence of our independent auditor, currently Ehrhardt Keefe Steiner & Hottman PC, our Audit Committee has adopted a policy requiring its pre-approval of all audit and non-audit services performed for us by the independent auditor. Under this policy, the Audit Committee annually pre-approves certain limited, specified recurring services which may be provided by Ehrhardt Keefe Steiner & Hottman PC, subject to maximum dollar limitations. All other engagements for services to be performed by Ehrhardt Keefe Steiner & Hottman PC must be specifically pre-approved by the Audit Committee, or a designated committee member to whom this authority has been delegated.

The Audit Committee, or a designated member thereof, pre-approved all engagements by us of Ehrhardt Keefe Steiner & Hottman PC during 2006 and 2007, including the terms and fees thereof, and the Audit Committee concluded that all such engagements were compatible with the continued independence of Ehrhardt Keefe Steiner & Hottman PC in serving as our independent auditor.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Statements of Redeemable Preferred Stock and Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The following documents are filed as exhibits to this annual report:

Exhibit
Number		Description

2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2008, among Quest Resources Corporation, Pinnacle Gas Resources, Inc. and Quest MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-17371) filed by Quest Resource Corporation on February 6, 2008).
3.1	—	Second Amended and Restated Certificate of Incorporation of Pinnacle Gas Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).
3.2	—	Amended and Restated Bylaws of Pinnacle Gas Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006)
4.1	—	Amended and Restated Securityholders Agreement, dated February 16, 2006 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).

Exhibit
Number			Description

4.2		—	Registration Rights Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).
10.1		—	Termination of AMI Agreement, dated April 11, 2006, by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Carrizo Oil & Gas, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties (as defined therein) (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
10.2		—	Credit Agreement, dated February 12, 2007, by and among Pinnacle Gas Resources, Inc., as Borrower, the Lenders from time to time party thereto and Royal Bank of Scotland plc, individually and as Administrative Agent (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139556) filed by Pinnacle Gas Resources, Inc. on April 3, 2007).
10.3		—	Letter regarding waiver and amendment of Credit Agreement, dated March 9, 2007 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-139556) filed by Pinnacle Gas Resources, Inc. on April 3, 2007).
10.4		—	Purchase and Sale Agreement, dated February 7, 2006, between Kennedy Oil and Pinnacle Gas Resources, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
10.5		—	Gas Gathering Agreement (Low Pressure Field Gathering) by and among Bitter Creek Pipelines, LLC and Pinnacle Gas Resources, Inc., Quaneco L.L.C. and Dolphin Energy Corporation (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
10.6		—	Gas Gathering Agreement (High Pressure Gathering Line) by and among Bitter Creek Pipelines, LLC and Pinnacle Gas Resources, Inc., Quaneco L.L.C. and Dolphin Energy Corporation (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
10.7		—	Midstream Transportation Agreement, effective December 1, 2003, by and between Pinnacle Gas Resources, Inc. and Clear Creek Natural Gas, LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
†10	.8	—	Amended and Restated Stock Incentive Plan, effective February 16, 2006 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
†10	.9	—	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
†10	.10	—	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
†10	.11	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on September 15, 2006).
10.12		—	Purchase/Placement Agreement, dated March 31, 2006, between Pinnacle Gas Resources, Inc. and Friedman, Billings, & Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).
*†10	.13	—	Summary of Director Compensation.

Exhibit
Number			Description

†10	.14	—	Employment Agreement, dated July 20, 2007, by and between Pinnacle Gas Resources, Inc. and Peter G. Schoonmaker (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on July 24, 2007).
†10	.15	—	Employment Agreement, dated July 20, 2007, by and between Pinnacle Gas Resources, Inc. and Ronald T. Barnes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on July 24, 2007).
†10	.16	—	Pinnacle Gas Resources, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on July 24, 2007).
*31	.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Rules 13a-14(a) and 15d-14(a).
*31	.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Rules 13a-14(a) and 15d-14(a).
*32	.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:     Peter G. Schoonmaker

Title:	President and Chief Executive Officer

Date: March 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Peter G. Schoonmaker Peter G. Schoonmaker	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2008

/s/ Ronald T. Barnes Ronald T. Barnes	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2008

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board of Directors	March 18, 2008

/s/ Robert L. Cabes, Jr. Robert L. Cabes, Jr.	Director	March 18, 2008

/s/ Jeffrey P. Gunst Jeffrey P. Gunst	Director	March 18, 2008

/s/ S. P. Johnson, IV S. P. Johnson, IV	Director	March 18, 2008

/s/ Thomas G. McGonagle Thomas G. McGonagle	Director	March 18, 2008

/s/ F. Gardner Parker F. Gardner Parker	Director	March 18, 2008

/s/ Susan C. Schnabel Susan C. Schnabel	Director	March 18, 2008