Form 10-Q
period 2008-03-31
Pinnacle Gas Resources, Inc.
filed 2008-05-15
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     29,000,101 shares of the registrant’s Common Stock were outstanding as of May 12, 2008.

PINNACLE GAS RESOURCES, INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements in this prospectus, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward looking statements. These include statements relating to such matters as:
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
     When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” their negatives, or other similar expressions, the statements which include those words are usually forward looking statements. When we describe strategy that involves risks or uncertainties, we are making forward looking statements. The forward looking statements in this quarterly report on Form 10-Q speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	our ability to implement our business strategy;

•	the extent of our success in discovering, developing and producing reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	fluctuations in the commodity prices for natural gas and crude oil;

•	engineering, mechanical or technological difficulties with operational equipment, in well completions and workovers, and in drilling new wells;

•	the effects of government regulation and permitting and other legal requirements;

•	labor problems;

•	environmental related problems;

i

•	the uncertainty inherent in estimating future natural gas and oil production or reserves;

•	production variances from expectations;

•	the substantial capital expenditures required for construction of pipelines and the drilling of wells and the related need to fund such capital requirements through commercial banks and/or public securities markets;

•	disruptions of, capacity constraints in or other limitations on our or others’ pipeline systems;

•	our ability to effectively market our production;

•	land issues and the costs associated with perfecting title for natural gas rights in some of our properties;

•	our ability to develop and replace reserves;

•	our dependence upon key personnel;

•	the lack of liquidity of our equity securities;

•	operating hazards attendant to the natural gas and oil business, including down-hole drilling and completion risks that are generally not recoverable from third parties or insurance;

•	potential mechanical failure or under performance of significant wells;

•	climatic conditions or natural disasters;

•	acts of terrorism;

•	the availability and cost of materials and equipment;

•	delays in anticipated start-up dates;

•	our ability to find and retain skilled personnel;

•	the availability of capital;

•	competition from, and the strength and financial resources of, our competitors;

•	general economic conditions; and

•	regional price differentials.
     When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q.

ii

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PINNACLE GAS RESOURCES, INC.
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
	(in thousands, except
	share and
	per share data)
Assets
Current assets
Cash and cash equivalents	$3,774	$8,151
Receivables
Accrued gas sales	4,097	3,062
Joint interest receivables, net of $100 allowance for doubtful accounts	7,482	6,040
Derivative instruments	—	556
Inventory of material for drilling and completion	123	174
Prepaid expenses	1,877	1,322

Total current assets	17,353	19,305

Property and equipment, at cost, net of accumulated depreciation	2,193	2,226
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	38,425	33,965
Unproved	90,000	88,820
Inventory of material for drilling and completion	352	505
Deposits	20	20
Restricted certificates of deposit	1,752	1,752

Total assets	$150,095	$146,593

Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$23	$23
Derivative instruments, current	3,606	—
Trade accounts payable	11,157	7,767
Revenue distribution payable	8,077	6,534
Drilling prepayments from joint interest owners	28	28
Asset retirement obligations, current	372	363
Accrued liabilities	1,556	2,241

Total current liabilities	24,819	16,956

Asset retirement obligations, non-current	2,554	2,404
Derivative instruments, non-current	317	—
Production taxes	1,258	633
Long term debt, non-current	757	763

Total liabilities	29,705	20,756

Contingencies
Series A Redeemable Preferred stock, $0.01 par value; 25,000,000 authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 29,000,101 and 29,019,751 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	289	289
Additional paid-in capital	149,902	149,701
Accumulated deficit	(29,801)	(24,153)

Total stockholders’ equity	120,390	125,837

Total liabilities and stockholders’ equity	$150,095	$146,593

See Notes to Financial Statements (unaudited)

Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands, except share and
	per share data)

Revenues
Gas sales	$5,661	$3,654

Total revenues	5,661	3,654
Cost of revenues and expenses
Lease operating expenses	2,050	917
Production taxes	660	401
Marketing and transportation	1,077	786
General and administrative, net	1,373	1,107
Depreciation, depletion, amortization and accretion	1,728	1,485
Impairment of oil and gas properties	—	17,003
Total cost of revenues and expenses	6,888	21,669

Operating loss	(1,227)	(18,045)
Other income (expense)
Loss on derivatives	(4,572)	(199)
Interest income	65	48
Other income	101	110
Interest expense	(15)	(64)

Total other income (expense)	(4,421)	(105)

Net loss before income taxes	(5,648)	(18,150)
Income taxes	—	—

Net loss attributable to common stockholders	$(5,648)	$(18,150)

Basic and diluted net loss per share	$(0.19)	$(0.72)

Weighted average shares outstanding — basic and diluted	29,015,899	25,151,179
See Notes to Financial Statements (unaudited)

Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months
	ended
	March 31,
	2008	2007

Cash flows from operating activities

Net loss	$(5,648)	$(18,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment of oil and gas properties	—	17,003
Depreciation, depletion, amortization and accretion	1,728	1,485
Loss on derivatives	4,572	199
Stock-based compensation	205	160
Changes in assets and liabilities
(Increase) decrease in receivables	(2,477)	2,323
Decrease in inventory of material for drilling and completion	51	—
Increase in prepaid expenses	(555)	(105)
Increase (decrease) in trade accounts payable, accrued liabilities and production taxes	1,385	(9,277)
Increase in revenue distribution payable	1,543	673
Decrease in drilling prepayments	—	(33)

Net cash provided by (used in) operating activities	804	(5,722)

Cash flows from investing activities
Capital expenditures — exploration and production	(5,026)	(2,221)
Capital expenditures — property and equipment	(205)	(230)
Purchase of restricted certificate of deposit	—	(5)
Decrease in inventory held for exploration and development	153	84
Deposits	—	(9)
Realized gain/(loss) on derivatives	(93)	437

Net cash used in investing activities	(5,171)	(1,944)

Cash flows from financing activities
Principal payments on note payable	(6)	(6)
Proceeds from long-term debt	—	4,500
Issuance costs related to common stock	(4)	—

Net cash (used in) provided by financing activities	(10)	4,494

Net decrease in cash and cash equivalents	(4,377)	(3,172)
Cash and cash equivalents at beginning of quarter	8,151	4,762

Cash and cash equivalents at end of quarter	$3,774	$1,590

Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$9,145	$3,940
Asset retirement obligation included in oil and gas properties	101	69
Accrued offering costs	—	419
Inventory used in oil and gas properties	—	116
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$15	$64
See Notes to Financial Statements (unaudited)

Statements of Redeemable Preferred Stock and Stockholders’ Equity
(in thousands, except for share data)

				Stockholders’ Equity
	Redeemable				Warrants	Additional
	Preferred Stock		Common Stock		and	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Options	Capital	Deficit	Total
			(in thousands except share amounts)
Balance at December 31, 2007	—	$—	29,019,751	$289	—	$149,701	$(24,153)	$125,837
Forfeiture of restricted shares	—	—	(19,650)	—	—	—	—	—
Offering costs related to the issuance of common stock	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	(5,648)	(5,648)

Balance at March 31, 2008 (unaudited)	—	—	29,000,101	$289	—	$149,902	$(29,801)	$120,390

See Notes to Financial Statements (unaudited)

Notes to Financial Statements
(Unaudited)
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
          The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2008. The results for the quarterly period ended March 31, 2008 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained on the Company’s website www.pinnaclegas.com.
Use of Estimates
          The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates with regard to the Company’s financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimate of the timing and cost of the Company’s future drilling activity, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the realizability of deferred tax assets, the estimates of expenses and timing of exercise of stock options, accrual of operating costs and capital expenditures and revenue.

Note 2 — Basis of Presentation — continued
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
          Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. No impairment was recorded for unevaluated properties for the three months ended March 31, 2008. Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. As of March 31, 2008 and March 31, 2007, the estimated salvage value was $6,657,000 and $5,925,000, respectively.
          Under full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At March 31, 2008 the full cost ceiling limitation exceeded the capitalized cost of oil and gas by approximately $38.1 million based upon a natural gas price of $8.01 per Mcf in effect at that date. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of the Company’s oil and gas properties in future periods.

Note 2 — Basis of Presentation — continued
Per Share Information
          Basic earnings loss per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic loss per share for the three months ended March 31, 2007 and 2008 because potential common stock equivalents were anti-dilutive.
          Certain options to purchase shares of Pinnacle’s common stock were excluded from the dilution calculations because the shares were anti-dilutive. During the three months ended March 31, 2008, 750,000 options were excluded because they were anti-dilutive. During the three months ended March 31, 2007, 964,000 options were excluded because they were anti-dilutive.
Income Taxes
          The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of March 31, 2008 and December 31, 2007, the Company had recorded a full valuation allowance for its net deferred tax asset.
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
          As a result of this review, we did not identify any material tax positions that required adjustment. As of January 1, 2007, the date of adoption of FIN 48, and as of March 31, 2008, we had not accrued any interest or penalties related to any material uncertain tax positions.
          Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2008, we have not recognized any interest or penalties in our statement of operations or statement of financial position.
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

Note 2 — Basis of Presentation — continued
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. The provision of SFAS No. 157 was effective as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position but caused additional disclosure. Please see Note 9 — Fair Value Measurements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement was effective as of January 1, 2008 for us. SFAS No. 159 offers various options in electing to apply the provisions of this Statement. We decided not to elect fair value accounting for any of our eligible items other than derivatives (See Note 7) which were being accounted for under a fair value method prior to the adoption of SFAS 159.
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

Note 2 — Basis of Presentation — continued
          In March, 2008, the FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a significant effect on our consolidated financial position, results of operations or cash flow.
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
          The following is a summary of the Company’s asset retirement obligation activity for the three months ended March 31, 2008 and March 31, 2007 (unaudited).

	For the Three
	Months Ended
	March 31,
	2008	2007
Beginning balance asset retirement obligations	$2,767	$2,321
Additional obligation added during the period	101	69
Accretion expense	58	48

Ending balance of asset retirement obligations	$2,926	$2,438

Note 4 — Restricted Assets and Deposits
          Certificates of deposit. The Company holds a certificate of deposit (“CD”), which expires in July 2008, totaling $148,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of March 31, 2008. Additionally, the Company holds another CD for $604,000 which was issued in February 2006 and expires in February 2009. This CD collateralizes a letter of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby and Deer Creek areas. The Company has included this amount in non-current assets as of March 31, 2008 because the Company also intends to renew the CD in order to maintain a power supply on a long-term basis. In April 2006, the Company issued a $1,000,000 letter of credit that expires in April 2009 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. The Company has included this amount in non-current assets as of March 31, 2008 because the Company anticipates it will be required to renew the letter of credit because construction of the pipeline and compression facility is not expected to be completed until the second quarter of 2009.
          Deposits. The Company has included approximately $20,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at March 31, 2008.
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

Note 5 — Derivatives — continued
          As of March 31, 2008 and 2007, the Company had natural gas hedges in place as follows:

		Fixed Price
	MMbtu Per	Range	Time
Product and Type of Hedging Contract	Day	CIG Index Price	Period
March 31, 2008 (unaudited)
Natural Gas—Swap	2,500	$6.63	02/08-12/08
Natural Gas—Collar	2,000	$6.50 – $7.50	01/09-12/09
Natural Gas—Swap	1,500	$7.44	03/08-12/08
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Collar	3,000	$6.50 – $8.20	01/08-12/08
March 31, 2007 (unaudited)
Natural Gas—Collar	1,000	$5.00 – $5.20	10/04-09/07
Natural Gas—Collar	1,000	$6.50 – $10.50	09/06-12/07
Natural Gas—Collar	3,000	$7.00 – $9.05	01/07-12/07
          As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $4,479,000 for the quarter ended March 31, 2008 and an unrealized loss of $636,000 for the quarter ended March 31, 2007. The Company realized a hedging loss of $93,000 and a hedging gain of $437,000 for the quarters ending March 31, 2008 and 2007, respectively. Unrealized and realized gains and losses are included in gains or losses on derivatives in the statements of operations. As the Company’s derivative contracts were not accounted for as cash flow hedges, the Company classifies the realized gains and losses in the investing activities in the statements of cash flows.
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
          Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At March 31, 2008, there were options to purchase 750,000 shares granted under the plan.
The options granted since formation in June 2003 vest as follows:

Year 1	20%
Year 2	30%
Year 3	50%

100%

Note 6 — Stock Based Compensation — continued
     Stock-Based Compensation
          At March 31, 2008, the Company had unvested options to purchase 301,500 shares with a weighted average grant date fair value of $1.1 million. During the three months ended March 31, 2008, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2006 ratably over the next three years. The Company recognized an expense of $98,000 for the quarter ended March 31, 2008, based on the fair value of the vested options.
          The following table summarizes stock option activity for the three months ended March 31, 2008:

			Weighted
		Weighted Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	Per Share	Contractual Life	Intrinsic value
Outstanding, December 31, 2007	871,000	$6.56
Canceled or forfeited	(121,000)	7.37

Outstanding, March 31, 2008 (unaudited)	750,000	$6.42	4.23	$—

Exercisable, March 31, 2008 (unaudited)	448,500	$5.14	3.66	$—

          The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted
	Number of	Average		Weighted
	shares	Remaining	Number	Average	Fair Value
Exercise Prices	Outstanding	Contractual Life	Exercisable	Exercise Price	Determination
$4.00	137,500	2.5 years	137,500	$4.00	Black-Scholes
					(minimum value)
$4.80	282,500	4.0 years	216,250	$4.80	Black-Scholes
					(minimum value)
$5.20	112,500	4.8 years	56,250	$5.20	Black-Scholes
$8.40	25,000	6.2 years	—	$8.40	Black-Scholes
$11.00	192,500	5.2 years	38,500	$11.00	Black-Scholes

	750,000		448,500

Restricted Stock
          The Company has a stock incentive plan whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.
          The Company recognized an expense of approximately $107,000 for the quarter ended March 31, 2008, based on the fair value of the vested shares.

Note 6 — Stock Based Compensation — continued
            A summary of the status and activity of the restricted stock for the three months ended March 31, 2008 is presented below.

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at December 31,2007	147,540	$8.57
Forfeited	(10,560)	$7.45
Vested	(17,000)	$11.00

Non-vested at March 31, 2008 (unaudited)	119,880	$8.14

          As of March 31, 2008, the Company had approximately $803,000 of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting periods of three to five years.
Note 7 — Long-Term Debt
Credit Facility
          Effective February 12, 2007, the Company entered into a new $100 million credit facility (the “Credit Agreement”) with The Royal Bank of Scotland (“RBS”), with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2008, the borrowing base under the Credit Agreement was $18.5 million. The borrowing base is determined on a semi-annual basis and at such other times as may be requested by the borrower or administrative agent. As part of the annual borrowing base redetermination, in April 2008 the Company entered into a letter agreement with the administrative agent whereby the borrowing base under the credit facility will be automatically reduced on a monthly basis until a formal determination or redetermination of the borrowing base comes into effect. Under such agreement, the borrowing base may be reduced from $18.5 million on April 1, 2008 to $16.5 million on October 1, 2008.
          Borrowing under the Credit Agreement bears interest either: (i) at a domestic bank rate plus an applicable margin between 0.25% and 1.25% per annum based on utilization or (ii) on a sliding scale from the one, two, three, or six month LIBOR rate plus 1.25% to 2.25% per annum based on utilization. The Credit Agreement matures February 12, 2011 and replaced the Company’s previous credit facility. The Credit Agreement with RBS is collateralized by substantially all of the Company’s producing assets. At March 31, 2008, the Company had no debt outstanding under the Credit Agreement.
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

Note 7 — Long-Term Debt — continued
          The Credit Agreement also requires that the Company satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) earnings before income taxes, depreciation, depletion, amortization and accretions (“EBITDA”) to cash interest expense of not less than 3.00 to 1.00, (ii) current ratio of not less than 1.00 to 1.00, (iii) total debt to annualized EBITDA of not more than 3.0 to 1.0, (iv) quarterly total senior debt to annualized EBITDA equal to or less than 2.00 to 1.0, and (v) total proved PV-10 value of reserves to total debt of at least 1.50 to 1.00. The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. The Company was in compliance with the covenants under the Credit Agreement as of March 31, 2008.
          Office Building Loan
          On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of March 31, 2008, the Company had $780,000 outstanding in principal and interest on this mortgage.
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
          Preferred Stock. As of March 31, 2008, there were no shares of preferred stock issued and outstanding. In April 2006, following the initial closing of the Company’s private placement

Note 8 — Equity — continued
discussed above, the Company redeemed all of the outstanding shares of Series A Redeemable Preferred Stock with a portion of the proceeds from the private placement including the payment of accrued and unpaid dividends of $1.4 million.
          Warrants. As of December 31, 2005, there were Series A warrants outstanding to purchase an aggregate 10,530,725 shares of common stock with an exercise price of $4.00 per share. However, immediately prior to the initial closing of the private placement, all outstanding warrants and 1,168,204 escalating options were exchanged in a cashless transaction into an aggregate of 8,062,584 shares of common stock. As of March 31, 2008, there were no outstanding warrants to purchase shares of the Company’s common stock.
Note 9 — Fair Value Measurements
          Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”) for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:
•	Level 1 — Quoted prices in active markets for identical assets orliabilities

•	Level 2 —Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Significant inputs to the valuation model are unobservable.
          The following is a listing of our liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3

Liabilities
Oil and Gas derivative instruments	$—	$3,923	$—

Total	$—	$3,923	$—

          A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s valuation

Note 9 — Fair Value Measurements — continued
methodologies for oil and gas derivative instruments, which are measured at fair value and are included in the accompanying balance sheet are listed below.
          The Company uses Level 2 inputs to measure the fair value of oil and gas derivative instruments. The fair value is based on interpolated data. The Company uses an industry standard model that considers various inputs including; (a) quoted forward prices for the specific commodity and area which was hedged, (b) volatility factors with consistent time data that correlates to the remaining life of the derivative instruments and (c) time value. The Company believes that this approach provides a reasonable, non-biased and consistent methodology for valuing oil and gas derivative instruments. In addition, the Company also evaluates company credit risk and counterparty credit risk to determine fair value of the asset or liability and further action as needed.
Note 10 — Contingencies
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
          Approximately 59% and 61% of Pinnacle’s gross acreage in Montana and Wyoming, respectively, is on U.S. federal land. Federal leases in Montana and Wyoming must be developed pursuant to the U.S. BLM’s Resource Management Plans. Federal leases are also subject to the National Environmental Policy Act and Federal Land Policy Management Act. The National Environmental Policy Act process imposes obligations on the federal government that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals. The

Note 10 — Contingencies — continued
Montana and Wyoming BLMs have been subject to several lawsuits from various environmental and tribal groups challenging Resource Management Plan amendments and supporting Environmental Impact Statements addressing CBM development in Montana and Wyoming. In 2003, the Montana BLM and Wyoming BLM each amended their Resource Management Plans based in part on Environmental Impact Statements prepared pursuant to the National Environmental Policy Act. Shortly after the issuance of the Environmental Impact Statements and amended Resource Management Plans, various plaintiffs brought legal actions challenging the Montana and Wyoming Environmental Impact Statements and Resource Management Plans. There have been at least five federal district court challenges to the Montana Environmental Impact Statements. There are also at least three federal district court challenges to the Wyoming Environmental Impact Statements currently pending before the United States District Court for the District of Wyoming. Pinnacle has intervened in several of these cases to protect its interests in these proceedings. The outcome and timing of these cases could affect the Montana and Wyoming BLM’s ability to approve PODs and issue drilling permits and thus could affect Pinnacle’s ability to further develop its federal leases in Montana and Wyoming. In particular, the Ninth Circuit has previously granted a motion for a blanket injunction prohibiting the Montana BLM from approving any CBM production projects on federal lands in the Powder River Basin of Montana pending disposition of two of three appeals pending before that court. While a panel of the Ninth Circuit issued a favorable decision affirming an earlier order by the Montana District Court that would have allowed phased CBM development to continue pending completion of a Supplemental Environmental Impact Statement, or SEIS, Pinnacle cannot predict how or when the courts will ultimately resolve these matters, including the dissolution of the injunction, nor can it foresee future challenges which may arise. Pinnacle believes it will ultimately be successful in developing its leases as planned, but cannot give any assurances as to when or how these suits will be resolved or when Pinnacle will be able to develop its federal leases in the Powder River Basin of Montana.
Note 11 — Recent Developments
          On October 15, 2007, Pinnacle, Quest Resource Corporation, a Nevada corporation, or Quest, and Quest Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Quest, or Merger Sub, entered into an agreement and plan of merger whereby Merger Sub will merge with and into us. On February 6, 2008, the merger agreement was amended and restated. The amended and restated merger agreement, which was unanimously approved by Pinnacle’s Board of Directors and the Board of Directors of Quest, provides for Quest’s acquisition of all of the issued and outstanding shares of our common stock for aggregate consideration of approximately 15.5 million shares of Quest’s common stock. Completion of the merger is conditioned upon, among other things, adoption of the amended and restated merger agreement by Pinnacle’s stockholders and the stockholders of Quest. If the merger has not been consummated by May 16, 2008, the Board of Directors of Pinnacle or Quest may terminate the merger agreement; provided, however, that this right to terminate is not available to any party whose failure to perform or observe in any material respect of its obligations under the merger agreement in any manner shall have been the cause of, or resulted in, the failure of the merger to occur on or before such date. For additional information regarding the merger with Quest, please see our documents on file with the Securities and Exchange Commission.
          Through March 31, 2008, Pinnacle has incurred $1.7 million in merger related costs which are classified as prepaid expenses on the balance sheet. Upon closing or termination of the merger, Pinnacle will expense these merger related costs.
****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2007, including in “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward looking matters discussed may not occur.
Overview
          We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of CBM properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of March 31, 2008, we owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 93% of which were undeveloped. As of December 31, 2007, we had estimated net proved reserves of approximately 25.7 Bcf based on the CIG index price of $6.04. We have a capital expenditure budget of $19.6 million for the first six months of 2008 and expect to drill 100 gross (76 net) wells during that period. Depending on CIG index prices and available capital resources, we may re-evaluate our 2008 capital expenditure budget in the future. We incurred capital expenditures of approximately $7.0 million during the three months ended March 31, 2008 primarily related to our drilling, completion and infrastructure costs on our Cabin Creek acreage, and drilled 30 gross (23 net) wells and completed 30 gross (23 net) wells during the three months ended March 31, 2008. We operated 100% of those wells.
          We were formed in June 2003 as a Delaware corporation through a contribution of proved producing properties and undeveloped leaseholds by subsidiaries of Carrizo and U.S. Energy and a cash contribution from DLJ Merchant Banking.
          In April 2006, we completed a private placement, exempt from registration under the Securities Act of 1933, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. In May 2007, we completed our initial public offering of 3,750,000 shares of common stock.
          Effective February 12, 2007, we entered into a new $100 million credit facility with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2008, the borrowing base was $18.5 million, although our actual borrowing availability would have been approximately $6.6 million due to covenant limitations. In order to meet our capital expenditure requirements, we currently anticipate that we will seek an amendment or waiver of the covenant restrictions to be effective in the third quarter of 2008. At March 31, 2008, we had no outstanding debt under our credit facility. Please see the information under the heading “—Liquidity and Capital Resources—Credit Facility” in this Item 2 and the risk factors under Part II, Item 1A for further information regarding our credit facility and the covenant limitations.

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
          Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $0 and $740,000 as of March 31, 2008 and March 31, 2007, respectively. Abandonment of unproved properties are also accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.
          Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. The estimated salvage value of equipment included in determining the depletion rate was approximately $6.7 million and $5.9 million as of March 31, 2008 and March 31, 2007, respectively.
          Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. If capitalized cost exceeds the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation. At March 31, 2008, the full cost ceiling of our oil and gas properties exceeded the capitalized cost by approximately $38.1 million based upon a natural gas price of approximately $8.01 per Mcf (based on the CIG Rocky Mountain Index) in effect at that date. As a result, we were not required to accord an impairment for the three months ended March 31, 2008. An impairment of approximately $17.0 million was recorded for the three months ended March 31, 2007. The impairment of our oil and gas properties resulted from low commodity prices throughout 2007, specifically at the end of the first, second and third quarters of 2007. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.
Gas Sales
          We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At March 31, 2008 and December, 2007, no liability was recorded. Although there was no liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which in turn, could impact the recording of liabilities in the future. Gas sales accruals at March 31, 2008 and December 31, 2007 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at March 31, 2008 and December 31, 2007, the impact would have been a $409,000 and $306,000 change, respectively.
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
          The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have a $293,000 effect on our asset retirement obligation liability at March 31, 2008.
          Changes in the carrying amount of the asset retirement obligations are as follows:

	Three Months Ended March 31,
	2008	2007
Beginning balance of asset retirement obligations	$2,767	$2,321
Additional obligation added during the period	101	69
Accretion expense	58	48

Ending balance of asset retirement obligations	$2,926	$2,438

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

The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $48,000 reduction in our inventory valuation as of March 31, 2008. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.
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
Long-Lived Assets
          Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we record an impairment. No impairments on long-lived assets were recorded during the year ended December 31, 2007 and the three months ended March 31, 2008.
General and Administrative Expenses
          General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts. A 10% change in well counts for the three months ended March 31, 2008 would have increased or decreased our expenses billed to working interest owners by approximately $38,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.
Income Taxes
          We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2007 and March 31, 2008, we had recorded a full valuation allowance for our net deferred tax asset.
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
          As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of January 1, 2007, the date of adoption of FIN 48, and as of March 31, 2008, we had not accrued any penalties or interest related to any material uncertain tax positions.
          Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2008, we had not recognized any interest or penalties in our statement of operations or statement of financial position.
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
Derivatives
          We use derivative instruments to manage our exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. We account for derivative instruments or hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Please see Note 5 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report for additional discussion of derivatives.
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
Accounts Receivable
          Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 as of March 31, 2008 and December 31, 2007, respectively.
Transportation Costs
          We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.
Legal Estimates
          From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under SFAS No. 5, “Accounting for Contingencies,” which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At March 31, 2008 and December 31, 2007, we recorded $0, respectively, for legal proceedings.

Per Share Information
          Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2008 because potential common stock equivalents were anti-dilutive. Certain option to purchase shares of our common stock were excluded from the dilution calculations because the shares were anti-dilutive. During the three months ended March 31, 2008 and 2007, 750,000 and 964,000 options, respectively, were excluded because they were anti-dilutive due to the net loss attributable to stockholders incurred in such periods.
New Accounting Pronouncements
          For information concerning new accounting pronouncements, please see Note 2 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.
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
          Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the three months ended March 31, 2008, the NYMEX natural gas index price ranged from a high of $10.23 per MMBtu to a low of $7.39 per MMBtu, while the CIG natural gas index price ranged from a high of $8.97 per MMBtu to a low of $6.08 per MMBtu. During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the three months ended March 31, 2008, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.
          Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. The Rockies Express Pipeline, which was completed to Audrain County, Missouri in early 2008, has increased takeaway capacity by approximately 2 Bcf per day from these hubs. We expect that this will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price.
Results of Operations
          Net loss attributable to stockholders for the three months ended March 31, 2008 was $5.6 million, or $0.19 per diluted share, on total revenue of $5.7 million. Other income for the three months ended March 31, 2008 included a $4.5 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such change in the valuation, we would have shown a loss of $1.1 million. This compares to a reported net loss attributable to stockholders of $18.2 million for the three months ended March 31, 2007 on total revenue of $3.7 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $0.6 million shown in other income, our results for the three months ended March 31, 2007 would have been a net loss attributable to stockholders of $17.5 million. In addition, for the three months ended March 31, 2007, an impairment of the capitalized costs due to the ceiling limitation was $17.0 million. Absent the impairment and unrealized loss, a net loss attributable to stockholders would have been $0.5 million.
          In order to provide a measure of stability to the cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk, we choose to periodically hedge a portion of our oil and gas production using swap and collar agreements. We account for our derivative instruments under the provisions of SFAS No. 133. SFAS No. 133 requires us to record derivative instruments at their fair value. Management has chosen not to use hedge accounting for these arrangements. Therefore, in accordance with SFAS No. 133, changes in the fair market value are recognized in earnings.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Gas sales volume.
          Gas sales volume increased 23%, from 717 MMcf in the three months ended March 31, 2007 to 879 MMcf in the three months ended March 31, 2008. Daily sales volume was 9.6 MMcf for the three months ended March 31, 2008 compared to 7.8 MMcf for the three months ended March 31, 2007, a 1.8 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.
     Gas sales revenue.
          Revenue from gas sales increased $2.0 million during the three months ended March 31, 2008, to $5.7 million, a 55% increase compared to the three months ended March 31, 2007. This increase was primarily due to an increase in gas sales volume coupled with an increase in the average realized price per Mcf. The average realized price per Mcf increased 26%, from $5.10 per Mcf in the three months ended March 31, 2007 to $6.44 per Mcf in the three months ended March 31, 2008.
     Derivatives.
          For the three months ended March 31, 2008, we had an unrealized loss of $4.5 million compared to an unrealized loss of $0.6 million for the three months ended March 31, 2007. The unrealized loss is a noncash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled in the three months ended March 31, 2008 resulted in a realized loss of $0.1 million compared to a realized hedge gain of $0.4 million in the three months ended March 31, 2007. The hedge loss for the three months ended March 31, 2008 was primarily due to the fact that gas prices were slightly higher than the weighted average floor price of our hedges in place.
     Lease operating expenses.
          Lease operating expenses increased $1.1 million in the three months ended March 31, 2008 to $2.1 million, a 124% increase compared to the three months ended March 31, 2007. This increase resulted from an increase in the number of wells in the productive cycle during the three months ended March 31, 2008, along with a workover program which replaced or repaired pumps in over 120 wells which were underperforming. We elected to expense the workover costs because such costs were $5,000 to $10,000 on a per well basis. On an Mcf basis, lease operating expenses increased 82% from $1.28 per Mcf in the three months ended March 31, 2007 to $2.33 per Mcf in the three months ended March 31, 2008. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online. Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed to the increase along with increased water management costs associated with water treatment.
     Production taxes.
          Production taxes increased $0.3 million in the three months ended March 31, 2008 to $0.7 million, a 65% increase from the three months ended March 31, 2007. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year. The increase in production taxes for the three months ended March 31, 2008 was primarily due to increased revenues associated with increased volume and realized pricing. On an Mcf basis, production taxes were $0.75 per Mcf for the three months ended March 31, 2008 and $0.56 per Mcf for the three months ended March 31, 2007, a 34% increase, which correlates to the increase in the price per Mcf received in the three months ended March 31, 2008 from the three months ended March 31, 2007.
     Marketing and transportation.
          Marketing and transportation expenses increased $0.3 million in the three months ended March 31, 2008 to $1.1 million, a 37% increase from the three months ended March 31, 2007. The increase related primarily to increased sales volume in the three months ended March 31, 2008, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used. On an Mcf basis, marketing and transportation expenses increased 12% to $1.23 per Mcf in the three months ended March 31, 2008 from $1.10 per Mcf in the three months ended March 31, 2007.
     General and administrative expenses, net.
          General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.4 million in the three months ended March 31, 2008 and March 31, 2007, respectively. General and administrative expenses, net, increased $0.3 million in the three months ended March 31, 2008 to $1.4 million from $1.1 million in the three months ended March 31, 2007. This increase was due primarily to an increase in payroll expenses due to the hiring of additional employees during 2007. On an Mcf basis, general and administrative expenses, net increased 1% from $1.54 per Mcf in the three months ended March 31, 2007 to $1.56 per Mcf in the three months ended March 31, 2008.
     Depreciation, depletion, amortization and accretion.
          Depreciation, depletion, amortization and accretion expense increased $0.2 million for the three months ended March 31, 2008 to $1.7 million, a 16% increase compared to the three months ended March 31, 2007. This increase was due to increased volumes of 162 MMcf for the three months ended March 31, 2008. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased 5% to $1.97 per Mcf in the three months ended March 31, 2008 from $2.07 per Mcf in the three months ended March 31, 2007.
     Impairment.
          At March 31, 2008, the full cost ceiling of our oil and gas properties exceeded the capitalized cost by approximately $38.1 million based upon a natural gas price of approximately $8.01 per Mcf (based on the CIG Rocky Mountain Index) in effect at that date. As a result, we were not required to accord an impairment for the three months ended March 31, 2008. An impairment of approximately $18.2 million was recorded for the year ended December 31, 2007. The impairment of our oil and gas properties resulted from low commodity prices throughout the year, specifically at the end of the first, second and third quarters of 2007. For further information regarding this impairment, please see Note 1 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.
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

     Credit Facility.
          Effective February 12, 2007, we entered into a $100 million credit facility with an initial commitment of $27 million which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2008, the initial borrowing base was $18.5 million, although our actual borrowing availability would have been $6.6 million due to covenant limitations. In order to meet our capital expenditure requirements, we currently anticipate that we will seek an amendment or waiver of the covenant restrictions to be effective in the third quarter of 2008. Please see risk factors under Part II, Item 1A for more information regarding the covenant limitations under our credit facility. At March 31, 2008, we had no indebtedness outstanding under our credit facility.
          The borrowing base is determined on a semi-annual basis and at such other additional times, up to twice yearly, as may be requested by either the borrower or the administrative agent and is determined by the collateral agent, although the determination is at the administrative agent’s discretion as the credit agreement does not provide a specific borrowing base formula. Based on future reserve reports, fluctuations in CIG index prices, covenant limitations and possible title defects on certain of our properties, our borrowing base and borrowing availability could be further reduced. As part of the annual borrowing base redetermination, in April 2008 we entered into a letter agreement with the administrative agent whereby the borrowing base under our credit facility will be automatically reduced on a monthly basis until a formal determination or redetermination of the borrowing base comes into effect. Under such agreement, the borrowing base may be reduced from $18.5 million on April 1, 2008 to $16.5 million on October 1, 2008.
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
          The credit agreement also requires that we satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) EBITDA to cash interest expense of not less than 3.00 to 1.00, (ii) current ratio of not less than 1.00 to 1.00, (iii) total debt to annualized EBITDA of not more than 3.0 to 1.0, (iv) quarterly total senior debt to annualized EBITDA equal to or less than 2.00 to 1.0, and (v) total proved PV-10 value to total debt of at least 1.50 to 1.00.
          The credit agreement contains customary events of default, including payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. We were in compliance with the covenants under our credit agreement as of March 31, 2008.
          The credit agreement requires any wholly-owned subsidiaries to guarantee the obligations under the credit agreement.
          Office Building Loan.
           On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of March 31, 2008, we had $780,000 outstanding in principal on this mortgage.
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
          We have a capital expenditure budget of $19.6 million for the first six months of 2008 and expect to drill 100 gross (76 net) wells during that period. During the three months ended March 31, 2008, we incurred capital expenditures of $7.0 million and drilled 30 gross (23 net) wells. Our capital expenditures were used to drill and complete wells, to construct related gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2007, to recomplete certain wells, and to fund infrastructure and completion costs related to wells drilled in 2007. While we believe we will have adequate resources from our credit facility and cash flows from operations to implement our drilling plan for the first six months of 2008, our ability to develop future projects will depend on access to additional sources of capital. The CIG index price was extremely volatile during 2007 and at times reached unusually low levels. If prices decrease, our cash flows from operations could decrease and the borrowing base and borrowing availability under our credit facility could be further reduced, and if we could not obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves and maintain production levels could be greatly limited. Depending on CIG index prices and available capital resources, we may re-evaluate our capital expenditure budget in the future.
Cash Flow from Operating Activities
          Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2008, compared to net cash used in operating activities of $5.7 million for the three months ended March 31, 2007. The change was primarily due to an increase in our accounts payable balance offset partially by an increase in our accounts receivable balance.
          While we believe that cash flows from operations and borrowings under our credit facility will be sufficient to meet our capital expenditures and other cash needs during the first six months of 2008, the CIG index price was extremely volatile during 2007 and at times reached unusually low levels. If prices trend downward, our cash flows from operations could decrease and the borrowing base and borrowing availability under our credit facility could be further reduced.
Cash Flow from Investing Activities
          Net cash used in investing activities was $5.2 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $1.9 million for the three months ended March 31, 2007. Net cash used in investing activities in the three months ended March 31, 2008 was primarily due to an increase in capital spending on development drilling along with a realized loss recognized on gas derivatives.
Cash Flow from Financing Activities
          Net cash used in financing activities was $10,000 for the three months ended March 31, 2008, compared to net cash provided by financing activities of $4.5 million for the three months ended March 31, 2007. The decrease was primarily due to having no outstanding indebtedness under our credit facility during the three months ended March 31, 2008.
          In May 2007, we completed an initial public offering of 3,750,000 shares of our common stock at a price of $9.00 per share, or $8.37 per share net of underwriters’ discounts and commissions. Out of the approximately $30.3 million of net proceeds (after underwriters’ discounts and commissions and offering expenses) we received in our initial public offering, we used $7.0 million to pay down all of the outstanding indebtedness under our credit facility. We used the remainder of the net proceeds from our initial public offering for capital expenditures, infrastructure development and general corporate purposes.
Contractual Obligations
          Please see Notes 3, 5 and 7 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.
          The following table summarizes by period our contractual obligations as of March 31, 2008:

	Total	2008	2009-2010	2011-2012	Thereafter
			(In thousands)
Derivative instruments	$3,923	$2,565	$1,358	—	—
Notes payable in connection with the mortgage	780	17	51	58	654
Asset retirement obligations	2,926	351	544	857	1,174
Non-current production and property taxes	1,258	—	1,258	—	—

Total	$8,887	$2,933	$3,211	$915	$1,828

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
          The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of March 31, 2008. At March 31, 2008, we had hedged volumes through December 2009. Please see Note 5 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

	Year Ending	Year Ending
	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	825,000	730,000
Ceiling	825,000	730,000
Weighted-average fixed price per MMBtu(1)
Floor	$6.50	$6.50
Ceiling	$8.20	$7.50
Fixed-price sales(2)	$8.20	$7.50
Fair value, net (thousands)(3)	$(1,033)	$(798)
Natural Gas Swaps:
Contract volumes (MMBtu)	1,100,000	912,500
Weighted-average fixed price sales per MMBtu(1)	$6.93	$7.17
Fair value, net (thousands)(3)	$(1,532)	$(560)
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,925,000	1,642,500
Fixed-price sales(2)	$7.48	$7.32
Fair value, net (thousands)(3)	$(2,565)	$(1,358)

(1)	Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Fair value based on CIG index price in effect for each month as of March 31, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
          During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          For a discussion of certain of our current legal proceedings, please see Note 10 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.
          From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on the financial statements.

ITEM 1A. RISK FACTORS
          The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.
We may be unable to complete the merger with Quest prior to the termination of the merger agreement.
          Subject to certain conditions, the merger agreement with Quest may be terminated by us or Quest if the merger is not consummated by May 16, 2008; provided, however, that the right to terminate the merger agreement is not available to any party whose failure to perform or observe, in any material respect, any of its obligations under the merger agreement in any manner was the cause of, or resulted in the failure of the merger to occur on or before such date. The merger will not be consummated on or prior to May 16, 2008. We believe Quest may seek to terminate the merger agreement on or after that date.
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
          In the past, natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the three months ended March 31, 2008, the NYMEX natural gas index price ranged from a high of $10.23 per MMBtu to a low of $7.39 per MMBtu, while the CIG natural gas index price ranged from a high of $8.97 per MMBtu to a low of $6.08 per MMBtu. During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu.
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
Our credit facility imposes restrictions on us that may affect our ability to successfully operate our business.
          Our credit facility imposes certain operational and financial restrictions on us. These restrictions, among other things, limit our ability to:
•	incur indebtedness;

•	create liens

•	sell our assets or consolidate or merge with or into other companies;

•	make investments and other restricted payments, including dividends; and

•	engage in transactions with affiliates.
          These limitations are subject to a number of important qualifications and expectations. In addition, our credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions which may limit our borrowing availability or require us to reduce our debt or to take some other action in order to comply with them. These restrictions could also limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. For example, as of March 31, 2008, our borrowing base under the credit facility was $18.5 million. However, due to covenant restrictions, the actual borrowing availability under our credit facility was approximately $6.6 million. In order to meet our capital expenditure requirements, we currently anticipate that we will seek an amendment or waiver to these covenant limitations to be effective in the third quarter of 2008. If we are unable to obtain an amendment or waiver, or if such amendment or waiver is not available on acceptable terms, we may be unable to execute our business development and acquisition plans, replace our reserves or maintain production levels. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our credit facility. Please see PART I, Item 2, “Management’s Discussion and Analysis of Fiancial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for further discussion of our credit facility and the covenant restrictions.
Certain of Pinnacle’s undeveloped leasehold acreage is subject to leases that may expire in the near future.
          As of January 31, 2008, Pinnacle held gas leases on approximately 97,000 net acres that are still within their original lease term and are not currently held by production. Additionally, there are approximately 172,000 net acres under federal gas leases that are under suspension. Unless Pinnacle establishes commercial production on the properties subject to these leases during their term, these leases will expire. Leases covering approximately 25,000 net acres are scheduled to expire between February 1, 2008 and December 31, 2008 and an additional 8,000 net acres are scheduled to expire before December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2008, among Quest Resource Corporation, Pinnacle Gas Resources, Inc. and Quest MergerSub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-17371) filed by Quest Resource Corporation on February 6, 2008).

3.1	—	Second Amended and Restated Certificate of Incorporation of Pinnacle Gas Resources, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).

3.2	—	Amended and Restated Bylaws of Pinnacle Gas Resources, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).

4.1	—	Amended and Restated Securityholders Agreement, dated February 16, 2006 (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).

4.2	—	Registration Rights Agreement, dated April 11, 2006 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-133983) filed by Pinnacle Gas Resources, Inc. on May 10, 2006).

*10.1	—	Letter Agreement by and between Pinnacle Gas Resources, Inc. and the Royal Bank of Scotland, executed as of April 10, 2008, regarding the credit facility dated as of February 12, 2007.

*31.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE GAS RESOURCES, INC.
By:	/s/ Peter G. Schoonmaker
	Name:	Peter G. Schoonmaker
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2008
By:	/s/ Ronald T. Barnes
	Name:	Ronald T. Barnes
	Title:	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2008