Form 10-Q
period 2008-09-30
Pinnacle Gas Resources, Inc.
filed 2008-11-14
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

29,220,238 shares of the registrant’s Common Stock were outstanding as of November 13, 2008.

PINNACLE GAS RESOURCES, INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements in this quarterly report on Form 10-Q, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. These include statements relating to such matters as:

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

•                  General economic conditions; and

•                  Regional price differentials.

When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed in the “Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2007 and this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$179	$8,151
Deposits	203	—
Receivables
Accrued gas sales	997	3,062
Joint interest receivables, net of $100 allowance for doubtful accounts	6,856	6,040
Derivative instruments	3,400	556
Inventory of material for drilling and completion	236	174
Prepaid expenses	275	1,322
Total current assets	12,146	19,305
Property and equipment, at cost, net of accumulated depreciation	2,037	2,226
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	51,073	33,965
Unproved	92,087	88,820
Inventory held for exploration and development	438	505
Derivative instruments	642	—
Deposits	—	20
Restricted certificates of deposit	2,726	1,752
Total assets	$161,149	$146,593
Liabilities and Stockholders’ Equity
Current liabilities
Long-term debt, current portion	$24	$23
Trade accounts payable	13,130	7,795
Revenue distribution payable	6,154	6,534
Asset retirement obligation, current	341	363
Accrued liabilities	2,300	2,241
Total current liabilities	21,949	16,956
Asset retirement obligations, non-current	2,973	2,404
Production taxes, non-current	1,961	633
Long-term debt, non-current	8,245	763
Total liabilities	35,128	20,756
Contingencies
Series A Redeemable Preferred stock, $0.01 par value. 25,000,000 authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Stockholders’ equity
Common stock, $0.01 par value, 100,000,000 authorized and 29,231,271 and 29,019,751 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	289	289
Additional paid-in capital	150,467	149,701
Accumulated deficit	(24,735)	(24,153)
Total stockholders’ equity	126,021	125,837
Total liabilities and stockholders’ equity	$161,149	$146,593

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Revenues
Gas sales	$5,684	$2,722	$18,918	$9,812
Total revenues	5,684	2,722	18,918	9,812
Cost of revenues and expenses
Lease operating expenses	1,793	1,322	5,191	3,458
Production taxes	645	278	2,164	1,037
Marketing and transportation	1,165	911	3,452	2,594
General and administrative, net	1,334	1,488	5,925	3,816
Depreciation, depletion, amortization and accretion	2,664	1,704	6,677	4,800
Impairment of oil and gas properties	—	70	—	18,225
Total cost of revenues and expenses	7,601	5,773	23,409	33,930
Operating loss	(1,917)	(3,051)	(4,491)	(24,118)
Other income (expense)
Gain on derivatives	10,676	1,604	3,441	2,069
Interest income	40	234	139	532
Other income	201	88	424	312
Interest expense	(61)	(26)	(96)	(168)
Total other income	10,856	1,900	3,908	2,745
Net (loss)/income before income taxes	8,939	(1,151)	(583)	(21,373)
Income taxes	—	—	—	—
Net (loss)/income attributable to common stockholders	8,939	$(1,151)	(583)	$(21,373)
Basic net (loss)/income per share	$0.31	$(0.04)	$(0.02)	$(0.80)
Diluted net (loss)/income per share	$0.30	$(0.04)	$(0.02)	$(0.80)
Weighted average shares outstanding – basic	29,146,543	29,014,299	29,054,181	26,695,765
Weighted average shares outstanding – diluted	29,887,521	29,014,299	29,054,181	26,695,765

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(583)	$(21,373)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Impairment of oil and gas properties	—	18,225
Depreciation, depletion, amortization and accretion	6,677	4,800
Gain on derivatives	(3,441)	(2,069)
Stock-based compensation	772	619
Changes in assets and liabilities
Decrease in receivables	1,249	3,797
Increase in inventory of material for drilling and completion	(62)	(43)
Asset retirement obligations settled this period	(48)	—
Decrease in prepaid expenses	1,047	117
(Decrease)/increase in accounts payable and accrued liabilities	5,121	(12,911)
Decrease in revenue distribution payable	(380)	(1,561)
Net cash (used in)/provided by operating activities	10,352	(10,399)
Cash flows from investing activities
Capital expenditures — exploration and production	(24,106)	(14,940)
Capital expenditures — property and equipment	(561)	(840)
Decrease (increase) in restricted certificates of deposit	(974)	43
Decrease in inventory held for exploration and development	67	117
Decrease (increase) in deposits	(183)	500
Realized gain (loss) on derivatives	(44)	3,299
Net cash used in investing activities	(25,801)	(11,821)
Cash flows from financing activities
Proceeds from the issuance of common stock	—	33,750
Offering costs related to common stock	(6)	(4,130)
Proceeds from long-term debt	7,500	—
Principal payments on long-term debt	(17)	(15)
Net cash provided by financing activities	7,477	29,605
Net increase (decrease) in cash and cash equivalents	(7,972)	7,385
Cash and cash equivalents at beginning of year	8,151	4,762
Cash and cash equivalents at end of period	$179	$12,147
Non-cash investing and financing activities
Capital expenditures included in trade accounts payable	$7,481	$3,452
Asset retirement obligation included in oil and gas properties	410	182
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$95	$168

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statement of Stockholders’ Equity

(in thousands, except for share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	29,019,751	$289	149,701	$(24,152)	$125,838
Forfeiture of restricted shares (unaudited)	(33,130)	—	—	—	—
Issuance of restricted shares (unaudited)	244,650	—	—	—	—
Offering costs related to the issuance of common stock (unaudited)	—	—	(6)	—	(6)
Stock-based compensation (unaudited)	—	—	772	—	772
Net loss (unaudited)	—	—	—	(583)	(583)
Balance at September 30, 2008 (unaudited)	$29,231,271	$289	$150,467	$(24,735)	$126,021

See Notes to Financial Statements (unaudited)

Notes to Financial Statements

Unaudited

Note 1 — Organization and Nature of Operations

Pinnacle Gas Resources, Inc. (“Pinnacle” or the “Company”) was formed as a Delaware corporation in June 2003 through a contribution of cash by funds affiliated with DLJ Merchant Banking and oil and gas reserves and leasehold interests by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation.

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

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2008.  The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates with regard to the Company’s financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows, the ceiling test applied to capitalized oil and gas properties, the estimate of the timing and cost of the Company’s future drilling activity, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the realizability of deferred tax assets, the estimates of expenses and timing of exercise of stock options, accrual of operating costs and capital expenditures and revenue.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $1.6 million during each of the three and nine months ended September 30, 2008. Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. As of September 30, 2008 and December 31, 2007, the estimated salvage value was $7.3 million and $6.4 million, respectively.

Under full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects, plus (2) the cost of properties not being amortized, if any, plus (3) the lower of costs or estimated fair value of unproved properties, less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation.

At September 30, 2008, the full cost ceiling limitation exceeded the capitalized cost of oil and gas by approximately $21.4 million based upon a natural gas price of $3.62 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $4.95 per Mcf on November 11, 2008, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $2.6 million.   Therefore, the Company did not record an impairment for the three and nine months ended September 30, 2008.  An impairment of approximately $18.2 million was recorded for the nine months ended September 30, 2007. This impairment of the Company’s oil and gas properties resulted from low commodity prices throughout 2007, specifically at the end of the first, second and third quarters of 2007. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of the Company’s oil and gas properties in future periods.

Per Share Information

The Company follows the provisions of SFAS No. 128, “Accounting for Earnings per Share.” Under SFAS No. 128, basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the three months ended September 30, 2008, diluted net income per share was $0.30, while basic net income per share was $0.31. Certain options to purchase shares of Pinnacle’s common stock were excluded from the dilution calculations because the shares were anti-dilutive.  During the nine months ended September 30, 2008, 717,500 options were excluded because they were anti-dilutive.  During the nine months ended September 30, 2007, 907,000 options were excluded because they were anti-dilutive.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2008 and December 31, 2007, the Company had recorded a full valuation allowance for its net deferred tax asset.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2008, the Company had no material uncertain tax positions or penalties or interest recorded.

Recent Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective as of January 1, 2008 for the Company. SFAS No. 159 offers various options in electing to apply its provisions. The Company decided not to elect fair value accounting for any of its eligible items other than derivatives (See Note 5) which were being accounted for under a fair value method prior to the adoption of SFAS No. 159.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have a significant effect on its financial statements.

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

The following is a summary of the Company’s asset retirement obligation activity for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2008		2007
	(unaudited)		(unaudited)
Beginning balance asset retirement obligations	$3,154	2,767	$2,533	$2,321
Additional obligations added during the period	142	410	69	182
Obligations settled during the period	(48)	(48)	—	—
Accretion expense	66	185	53	152
Ending balance of asset retirement obligations	3,314	3,314	$2,655	$2,655

Note 4 — Restricted Assets (Certificates of Deposit) and Deposits

Certificates of Deposit

The Company holds a certificate of deposit (“CD”), which expires in July 2009, totaling $158,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of September 30, 2008. Additionally, the Company holds two CDs for $604,000 and $964,000 which were issued in February 2006 and May 2008 and will expire in February 2009 and May 2009, respectively. These CDs collateralize letters of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby, Deer Creek and Cabin Creek areas. The Company has included these amounts in non-current assets as of September 30, 2008 because the Company also intends to renew these CDs in order to maintain a power supply on a long-term basis. In April 2007, the Company issued a $1,000,000 letter of credit that expires in April 2009 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. The Company has included this amount in non-current assets as of September 30, 2008  because the  pipeline and compression facilities are not expected to be completed and fully utilized until the end of 2009.

Deposits

The Company has included approximately $187,000 related to royalty payments in deposits. These amounts are included in deposits in the accompanying balance sheet at September 30, 2008.

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

As of September 30, 2008 and 2007, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
September 30, 2008 (unaudited)
Natural Gas—Swap	2,500	$6.63	02/08-12/08
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	1,500	$7.44	03/08-12/08
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Collar	3,000	$6.50-$8.20	01/08-12/08
September 30, 2007 (unaudited)
Natural Gas—Collar	1,000	$6.50-$10.50	9/06-12/07
Natural Gas—Collar	3,000	$7.00-$9.05	1/07-12/07
Natural Gas—Collar	3,000	$6.50-$8.20	1/08-12/08

The Company realized hedging gains of $725,000 and $1,623,000 during the three months ended September 30, 2008 and 2007, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized gain of $9,951,000 for the three months ended September 30, 2008 and an unrealized loss of $19,000 for the three months ended September 30, 2007.   The aggregate of these contracts resulted in a gain on derivatives of $10,676,000 and $1,604,000 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the Company realized a hedging loss of $44,000 as compared to a hedging gain of $3,299,000 for the nine months ended September 30, 2007. The Company had an unrealized gain of $3,485,000 for the nine months ended September 30, 2008 and an unrealized loss of $1,230,000 for the nine months ended September 30, 2007. The aggregate of these contracts resulted in a gain on derivatives of $3,441,000 and $2,069,000 for the nine months ended September 30, 2008 and 2007, respectively. Unrealized and realized gains and losses are included in gains or losses on derivatives in the accompanying statements of operations. Because the Company’s derivative contracts were not accounted for as cash flow hedges, the Company classifies the realized gains and losses in investing activities in the accompanying statements of cash flows.

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. However, the Company does not anticipate such nonperformance.

Note 6 — Stock Based Compensation

Options under Employee Option Plans

The Company has adopted a stock incentive plan authorizing the grant of both incentive and non-statutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. If the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, the exercise price cannot be less than 110% of the fair market value of such stock at the date of grant.

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At September 30, 2008, there were options to purchase 717,500 shares granted under the plan.

The options granted since formation in June 2003 vest in general as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

Stock-Based Compensation

At September 30, 2008, the Company had unvested options to purchase 197,500 shares with a weighted average grant date fair value of $528,000. During the three and nine months ended September 30, 2008, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2007 ratably over the next three years. The Company recognized an expense of approximately $183,000 and $438,000 for the three and nine months ended September 30, 2008, respectively, based on the fair value of the vested options.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2007	871,000	$6.56
Canceled or forfeited	(153,500)	8.14

Outstanding, September 30, 2008	717,500	$6.22	3.69	$—

Exercisable, September 30, 2008	520,000	$5.81	3.39	$—

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	2.0 years	137,500	$4.00	Black-Scholes
					(minimum value)
$4.80	282,500	3.5 years	222,500	$4.80	Black-Scholes
					(minimum value)
$5.20	112,500	4.3 years	56,250	$5.20	Black-Scholes
$8.40	25,000	5.7 years	12,500	$8.40	Black-Scholes
$11.00	160,000	4.7 years	91,250	$11.00	Black-Scholes
	717,500		520,000

Restricted Stock

The Company has a stock incentive plan whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.

During the three and nine months ended September 30, 2008, the Company recognized compensation expense of approximately $156,000 and $334,000, respectively, based on the fair value of the vested shares.

A summary of the status and activity of the restricted stock for the nine months ended September 30, 2008 is presented below.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	147,540	$8.57
Granted	244,650	$2.77
Forfeited	(24,040)	$7.38
Vested	(39,375)	$8.31
Unvested at September 30, 2008	328,775	$4.24

As of September 30, 2008, the Company had approximately $1,166,000 of unrecognized share-based compensation expense related to unvested stock awards, which is expected to be amortized over the remaining vesting periods of 3 to 5 years.

Note 7 — Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility (the “Credit Agreement”) with The Royal Bank of Scotland (“RBS”), which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2008, the borrowing base under the Credit Agreement was $16.8 million, and the Company had $7.5 million of debt outstanding under the Credit Agreement.  Please see Note 10 — Subsequent Events.

The borrowing base is determined on a semi-annual basis and at such other times, up to twice yearly, as may be requested by the borrower or administrative agent.  Effective October 1, 2008, the administrative agent established a new borrowing base under the Credit Agreement of $14.5 million.  The new borrowing base will be automatically reduced by approximately $666,667 per month for six months, beginning on November 1, 2008.

Prior to September 30, 2008, borrowings under the Credit Agreement bore interest either: (i) at a domestic bank rate plus an applicable margin of 0.25% to 1.25% per annum based on utilization or (ii) on a sliding scale from the one, two, three, or six month LIBOR plus an applicable margin of 1.25% to 2.25% per annum based on utilization. Please see Note 10 — Subsequent Events. The Credit Agreement matures February 12, 2011. The Credit Agreement with RBS is collateralized by substantially all of the Company’s producing assets.

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

The Credit Agreement, as amended, also requires that the Company satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) a ratio of earnings before income taxes, depreciation, depletion, amortization and accretions (“EBITDA”) to cash interest expense of not less than 3.00 to 1.00, (ii) a ratio of current assets to current liabilities of not less than 1.00 to 1.00, (iii) a total debt to annualized EBITDA ratio of not more than 3.0 to 1.0, (iv) a quarterly total senior debt to annualized EBITDA ratio equal to or less than 3.00 to 1.0, and (v) a total proved PV-10 value of reserves to total debt ratio of at least 1.50 to 1.00.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. The Company was not in compliance with the current ratio covenant under the Credit Agreement as of September 30, 2008.  However, RBS granted a waiver of the requirement that the Company comply with the current ratio covenant as of September 30, 2008.  Please see Note 10 — Subsequent Events.

Effective August 4, 2008, the Company and RBS entered into the Second Amendment to the Credit Agreement (the “Second Amendment”).  The Second Amendment provided, among other things, for (i) the increase in the total quarterly senior debt to annualized EBITDA ratio from 2.0 to 1.0, to 3.0 to 1.0, (ii) an increase in interest at each utilization level for LIBOR borrowings, (iii) the amendment of the utilization calculation to be determined as the greater of (x) the percentage of credit exposure over the borrowing base or (y) the percentage of credit exposure over three times EBITDA minus permitted subordinated debt, and (iv) the payment of an amendment fee.

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of September 30, 2008, the Company had $769,000 outstanding in principal and interest on this mortgage.

Note 8 — Fair Value Measurements

Effective January 1, 2008, the Company adopted Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” for all financial assets and liabilities measured at fair value on a recurring basis. The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•                Level 1 — Quoted prices in active markets for identical assets or liabilities;

•                Level 2 —Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable;

•                Level 3 — Significant inputs to the valuation model are unobservable.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$4,042	$—	$4,042
Total	$—	$4,042	$—	$4,042

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s valuation methodologies for oil and gas derivative instruments, which are measured at fair value and are included in the accompanying balance sheet, are listed below.

The Company uses Level 2 inputs to measure the fair value of oil and gas derivative instruments. The fair value is based on interpolated data. The Company uses an industry standard model that considers various inputs, including (a) quoted forward prices for the specific commodity and area which was hedged, (b) volatility factors with consistent time data that correlates to the remaining life of the derivative instruments and (c) time value. The Company believes that this approach provides a reasonable, non-biased and consistent methodology for valuing oil and gas derivative instruments. In addition, the Company also evaluates company credit risk and counterparty credit risk to determine fair value of the asset or liability and further action as needed.

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

The following are legal actions in which Pinnacle is involved. No assurance can be given that these legal actions will be resolved in Pinnacle’s favor. However, management believes, based on its experiences to date, that these matters will not have a material adverse impact on Pinnacle’s business, financial position or results of operations.

Pinnacle, together with the State of Montana, the Montana Department of Environmental Quality, the Montana Board of Oil and Gas Conservation and the Department of Natural Resources, have been named as defendants in a lawsuit (Civil Cause No. DV-05-27) filed on May 19, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Coal Creek plan of development. The plaintiff is a surface owner with properties located in Big Horn County and Rosebud County, Montana where Pinnacle serves as operator and owns a working interest in the minerals under lease. The plaintiff seeks to permanently enjoin the State of Montana and its administrative bodies from issuing licenses or permits, or authorizing the removal of ground water from under the plaintiff’s ranch. In addition, the plaintiff further seeks to preliminarily and permanently enjoin Pinnacle on the basis that Pinnacle’s operations lack adequate safeguards required under the Montana state constitution. On August 25, 2005, the District Court issued an order denying without prejudice the application for temporary restraining order and preliminary injunction requested by the plaintiff. The case was appealed by the plaintiff to the Montana Supreme Court. On November 16, 2005, the Montana Supreme Court issued an order that denied enjoining the Coal Creek POD, and subsequently, the Montana Supreme Court remanded the case back to the District Court for a decision on the merits.

On July 14, 2008, the District Court issued a summary judgment order in this case, and the order was subsequently entered as a judgment on August 15, 2008.  Pinnacle believes the order and judgment allow for the continued development of coal bed methane in the State of Montana.  In summary, the District Court held that:  “Both the coal bed methane and the water resulting from CBM production represent value to the people, industry, and wildlife in Montana.  The production and management of each must be balanced against the other so that Montana benefits to the greatest extent possible from both vital resources.”  In Pinnacle’s view, the District Court essentially charged the Montana Board of Oil and Gas Conservation and the Montana Department of Natural Resource Conservation to cooperate in carrying out their responsibilities to manage the produced coal bed methane groundwater in beneficial ways for the people of the state.  The District Court’s ruling does not require Pinnacle (or any coal bed methane operator) to improve the quality of the produced coal bed methane groundwater to make it suitable for beneficial use.

Approximately 59% and 61% of Pinnacle’s gross acreage in Montana and Wyoming, respectively, is on U.S. federal land. Federal leases in Montana and Wyoming must be developed pursuant to the U.S. Bureau of Land Management’s Resource Management Plans. Federal leases are also subject to the National Environmental Policy Act and Federal Land Policy Management Act. The National Environmental Policy Act process imposes obligations on the federal government that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals. The Montana and Wyoming Bureaus of Land Management have been subject to several lawsuits from various environmental and tribal groups challenging Resource Management Plan amendments and supporting Environmental Impact Statements addressing coal bed methane development in Montana and Wyoming. In 2003, the Montana Bureau of Land Management and Wyoming Bureau of Land Management each amended their Resource Management Plans based in part on Environmental Impact Statements prepared pursuant to the National Environmental Policy Act. Shortly after the issuance of the Environmental Impact Statements and amended Resource Management Plans, various plaintiffs brought legal actions challenging the Montana and

Wyoming Environmental Impact Statements and Resource Management Plans. There have been at least five federal district court challenges to the Montana Environmental Impact Statements. There are also at least three federal district court challenges to the Wyoming Environmental Impact Statements currently pending before the United States District Court for the District of Wyoming. Pinnacle has intervened in several of these cases to protect its interests in these proceedings. The outcome and timing of these cases could affect the ability of the Montana and Wyoming Bureaus of Land Management to approve plans of development and issue drilling permits and thus could affect Pinnacle’s ability to further develop its federal leases in Montana and Wyoming. In particular, the Ninth Circuit previously granted a motion for a blanket injunction prohibiting the Montana Bureau of Land Management from approving any coal bed methane production projects on federal lands in the Powder River Basin of Montana pending disposition of two of three appeals pending before that court. While a panel of the Ninth Circuit issued a favorable decision affirming an earlier order by the Montana District Court that allows phased coal bed methane development to continue pending completion of a Supplemental Environmental Impact Statement, Pinnacle cannot predict how or when the courts will ultimately resolve these matters, including the dissolution of the injunction, nor can it foresee future challenges which may arise. Pinnacle believes it will ultimately be successful in developing its leases as planned, but cannot give any assurances as to when or how these suits will be resolved or when Pinnacle will be able to develop its federal leases in the Powder River Basin of Montana.

The Montana Bureau of Land Management has prepared the Final Supplement to the Montana Statewide Oil and Gas Environmental Impact Statement and Proposed Amendment of the Powder River and Billings Resource Management Plans (FSEIS). This proposed plan amendment is a result of U.S. District Court orders issued on February 25, 2005 and April 5, 2005, requiring the Bureau of Land Management to prepare a Supplemental Environmental Impact Statement to evaluate a phased development alternative for coal bed methane gas production. The FSEIS was released to the public the week of November 3, 2008.

Note 10 — Subsequent Events

Effective October 1, 2008, RBS established a new borrowing base under the Credit Agreement of $14.5 million.  The new borrowing base will be automatically reduced by approximately $666,667 per month for six months, beginning on November 1, 2008.  As of November 13, 2008, the Company had $11.5 million of debt outstanding under the Credit Agreement.

On November 13, 2008 but effective September 30, 2008, the Company and RBS, as the administrative agent and lender, entered into the Third Amendment to the Credit Agreement (the “Third Amendment”).  The Third Amendment, among other things, waived the requirement that the Company comply with the current ratio covenant as of September 30, 2008.  However, it requires that immediately prior to any additional borrowings under the Credit Agreement, the Company’s ratio of current assets to current liabilities be not less than 1.00 to 1.00.  As a result of this new condition to additional borrowings, the Company is currently unable to borrow additional amounts under the Credit Agreement.  In addition, the Third Amendment increased the interest rate payable under the Credit Agreement to either (i) the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of  2.00% to 3.00% based on utilization, and provided for the payment of an amendment fee.

***

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2007, including in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of coal bed methane (or CBM) properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of September 30, 2008, we owned natural gas and oil leasehold interests in approximately 494,000 gross (316,000 net) acres, approximately 93% of which were undeveloped. As of June 30, 2008, we had estimated net proved reserves of approximately 29.8 Bcf based on the CIG index price of $8.73 per Mcf.

We had a total capital expenditure budget of $30.1 million for 2008 and expected to drill 146 gross (110 net) wells during that period. However, due to low CIG index prices and limited capital resources, we have reduced our capital expenditure budget from $30.1 million to $26.6 million. We have curtailed substantially all new drilling for the remainder of 2008 and have shut in a number of wells that are not economic at current natural gas price levels, and if natural gas prices remain low, we may continue to operate with a reduced drilling plan through the first half of 2009.  We incurred capital expenditures of approximately $26.1 million during the nine months ended September 30, 2008, primarily related to our drilling, completion and infrastructure costs on our Cabin Creek acreage, and drilled 115 gross (81 net) wells and completed 102 gross (70 net) wells during the nine months ended September 30, 2008. We operated 97% of those wells.  During the fourth quarter of 2008, we expect to drill only 1 gross (0.9 net) well.

We were formed in June 2003 as a Delaware corporation through a contribution of proved producing properties and undeveloped leaseholds by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation and a cash contribution from funds affiliated with DLJ Merchant Banking.

In April 2006, we completed a private placement, exempt from registration under the Securities Act of 1933, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. In May 2007, we completed our initial public offering of 3,750,000 shares of common stock.  Shares of our common stock are traded on the NASDAQ Global Market under the symbol “PINN.”

Critical Accounting Policies

The most subjective and complex judgments used in the preparation of our financial statements are:

•                  Reserve evaluation and determination;

•                  Estimates of the timing and cost of our future drilling activity;

•                  Estimates of the fair valuation of hedges in place;

•                  Estimates of timing and cost of asset retirement obligations;

•                  Estimates of the expense and timing of exercise of stock options;

•                  Accruals of operating costs, capital expenditures and revenue; and

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

Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $1.6 million during each of the three and nine months ended September 30, 2008. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. As of September 30, 2008 and December 31, 2007, the estimated salvage value was $7.3 million and $6.4 million, respectively.

Under full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects, plus (2) the cost of properties not being amortized, if any, plus (3) the lower of costs or estimated fair value of unproved properties, less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation.  At September 30, 2008, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $21.4 million based upon a natural gas price of $3.62 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $4.95 per Mcf at the measurement date of November 11, 2008, the full cost ceiling limitation exceeded the capitalized cost of our oil and gas properties by approximately $2.6 million. Therefore, the Company did not record an impairment for the three and nine months ended September 30, 2008.  An impairment of approximately $18.2 million was recorded for the nine months ended September 30, 2007. The impairment of our oil and gas properties resulted from low commodity prices throughout 2007, specifically at the end of the first, second and third quarters of 2007. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At September 30, 2008 and December 31, 2007, there was no such liability recorded. Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at September 30, 2008 and December 31, 2007 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at September 30, 2008 and at December 31, 2007, the impact would have been $100,000 and $306,000, respectively.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have a $331,000 effect on our asset retirement obligation liability at September 30, 2008.

The following is a summary of our asset retirement obligation activity for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2008		2007
	(unaudited)		(unaudited)
Beginning balance asset retirement obligations	$3,154	$2,767	$2,533	$2,321
Additional obligations added during the period	142	410	69	182
Obligations settled during the period	(48)	(48)	—	—
Accretion expense	66	185	53	152
Ending balance of asset retirement obligations	$3,314	$3,314	$2,655	$2,655

Inventory

We acquired inventory of oil and gas equipment, primarily tubulars, in 2007 and 2008 to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would cause a $67,000 reduction in our inventory valuation as of September 30, 2008. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts. A 10% change in well counts for the three and nine months ended September 30, 2008 would have increased or decreased our expenses billed to working interest owners by approximately $54,000 and $145,000, respectively. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive. General and administrative expenses for the nine months ended September 30, 2008 also include $2.1 million of merger related costs attributable to the failed merger with Quest Resource Corporation.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2008 and December 31, 2007, we had recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2008, we had no material uncertain tax positions or penalties or interest recorded.

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

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 at each of September 30, 2008 and December 31, 2007.

Transportation Costs

We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under SFAS No. 5, “Accounting for Contingencies,” which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At each of September 30, 2008 and December 31, 2007, we recorded no liability for legal proceedings.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the three months ended September 30, 2008, diluted net income per share was $0.30, while basic net income per share was $0.31.  Certain options to purchase shares of our common stock were excluded from the dilution calculations because the shares were anti-dilutive.  During the nine months ended September 30, 2008, 717,500 options were excluded because they were anti-dilutive.  During the nine months ended September 30, 2007, 907,000 options were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, please see Note 2 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

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

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during each of the three and nine months ended September 30, 2008, the NYMEX natural gas index price ranged from a high of $13.58 per MMBtu to a low of $7.22 per MMBtu, while the CIG natural gas index price ranged from a high of $10.26 per MMBtu to a low of $1.00 per MMBtu.  During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the valuation of potential property acquisitions. During the three and nine months ended September 30, 2008, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated.  As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price.  The Rockies Express Pipeline, which was completed to Audrain County, Missouri in early 2008, has increased takeaway capacity by approximately 2 Bcf per day from these hubs.  We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price.

Results of Operations

Net income attributable to stockholders for the three months ended September 30, 2008 was $8.9 million, or $0.30 per diluted share, on total revenues of $5.7 million. Net income attributable to stockholders for the three months ended September 30, 2008 included a $10.0 million unrealized gain associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such a change in the valuation, we would have shown a net loss attributable to stockholders of $1.1 million. This compares to a net loss attributable to stockholders of $1.2 million for the three months ended September 30, 2007 on total revenues of $2.7 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $0.02 million, our results for the three months ended September 30, 2007 would have been a net loss attributable to stockholders of $1.2 million.

Net loss attributable to stockholders for the nine months ended September 30, 2008 was $0.6 million, or $0.02 per diluted share, on total revenues of $18.9 million. Net loss attributable to stockholders for the nine months ended September 30, 2008 included a $3.5 million unrealized gain associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such a change in the valuation, we would have shown a net loss attributable to stockholders of $4.1 million. This compares to a reported net loss attributable to stockholders of $21.4 million for the nine months ended September 30, 2007 on total revenues of $9.8 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $1.2 million, our results for the nine months ended September 30, 2007 would have been a net loss attributable to stockholders of $20.2 million.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Gas sales volume

Gas sales volume increased 16%, from 893 MMcf in the three months ended September 30, 2007 to 1,036 MMcf in the three months ended September 30, 2008. Daily sales volume was 11.3 MMcf for the three months ended September 30, 2008 as compared to 9.7 MMcf for the three months ended September 30, 2007, a 1.6 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.  The volumes for the three months ended September 30, 2008 were reduced due to a water treatment interruption caused by a failure to obtain chemicals as a result of Hurricane Ike.  In addition, during the same period the Rockies Express Pipeline was shut-in for hydrostatic testing.

Gas sales revenue

Revenue from gas sales increased approximately $3.0 million during the three months ended September 30, 2008, to approximately $5.7 million, a 109%  increase compared to the three months ended September 30, 2007. This increase was primarily due to an increase in gas sales volume coupled with an increase in the average realized price per Mcf. The average realized price per Mcf increased approximately 80%, from $3.05 per Mcf before transportation in the three months ended September 30, 2007 to $5.49 per Mcf in the three months ended September 30, 2008.

Derivatives

For the three months ended September 30, 2008, we had an unrealized gain on our hedges of $10.0 million compared to an unrealized loss of $0.02 million for the three months ended September 30, 2007. The unrealized gain for the three months ended September 30, 2008 was non-cash income, while the unrealized loss for the three months ended September 30, 2007 was a non-cash expense, in each case based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended September 30, 2008 resulted in a realized gain of $0.7 million compared to a realized hedge gain of $1.6 million during the three months ended September 30, 2007. The hedge gain for the three months ended September 30, 2008 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses

Lease operating expenses increased $0.5 million in the three months ended September 30, 2008 to $1.8 million, a 36% increase compared to the three months ended September 30, 2007. This increase resulted from an increase in the number of wells in the productive cycle during the three months ended September 30, 2008, along with higher generator rental costs and additional expenses related to diesel fuel to run the generators and ongoing pump maintenance. On an Mcf basis, lease operating expenses increased 17% from $1.48 per Mcf in the three months ended September 30, 2007 to $1.73 per Mcf in the three months ended September 30, 2008. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online. Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed to the increase along with increased water management costs associated with water treatment.

Production taxes

Production taxes increased $0.4 million in the three months ended September 30, 2008 to $0.6 million, a 132% increase from the three months ended September 30, 2007. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The increase in production taxes for the three months ended September 30, 2008 was primarily due to an increase in the average realized price per Mcf.  On an Mcf basis, production taxes were $0.62 per Mcf for the three months ended September 30, 2008 and $0.31 per Mcf for the three months ended September 30, 2007, a 100% increase, which correlates to the increase in the price per Mcf received in the three months ended September 30, 2008 from the three months ended September 30, 2007.

Marketing and transportation

Marketing and transportation expenses increased $0.3 million in the three months ended September 30, 2008 to $1.2 million, a 28% increase from the three months ended September 30, 2007. The increase related primarily to the increased sales volume in the three months ended September 30, 2008, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used.  On an Mcf basis, marketing and transportation expenses increased 10% to $1.12 per Mcf in the three months ended September 30, 2008 from $1.02 per Mcf in the three months ended September 30, 2007.

General and administrative expenses, net

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees increased 31% in the three months ended September 30, 2008, from $0.4 million in the three months ended September 30, 2007 to $0.5 million, due to increased productive wells which we operate and for which we charge an overhead fee. General and administrative expenses, net decreased $0.2 million in the three months ended September 30, 2008 to $1.3 million.   On an Mcf basis, general and administrative expenses, net decreased 23% from $1.67 per Mcf in the three months ended September 30, 2007 to $1.29 per Mcf in the three months ended September 30, 2008.

Depreciation, depletion, amortization and accretion

Depreciation, depletion, amortization and accretion expense increased $1.0 million for the three months ended September 30, 2008 to $2.7 million, a 56% increase compared to the three months ended September 30, 2007. This increase was due to a 16% increase in gas sales volumes for the three months ended September 30, 2008 along with additional capitalized costs in the full cost pool. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased 35% to $2.57 per Mcf in the three months ended September 30, 2008 from $1.91 per Mcf in the three months ended September 30, 2007.

Impairment

At September 30, 2008, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $21.4 million based upon a natural gas price of approximately $3.62 per Mcf (based on the CIG Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $4.95 per Mcf at the measurement date of November 11, 2008, the full cost ceiling limitation of our oil and gas properties exceeded the capitalized cost by approximately $2.6 million.  Therefore, the Company did not record an impairment for the three and nine months ended September 30, 2008.  For further information regarding this impairment, please see Note 2  in the notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Gas sales volume

Gas sales volume increased 15%, from 2,527 MMcf in the nine months ended September 30, 2007 to 2,916 MMcf in the nine months ended September 30, 2008. Daily sales volume was 10.6 MMcf for the nine months ended September 30, 2008 as compared to 9.2 MMcf for the nine months ended September 30, 2007, a 1.4 MMcf per day increase. The increase was primarily due to production coming online in our Cabin Creek, Kirby and Deer Creek project areas.

Gas sales revenue

Revenue from gas sales increased approximately $9.1 million during the nine months ended September 30, 2008, to approximately $18.9 million, a 93% increase compared to the nine months ended September 30, 2007. This increase was primarily due to an increase in gas sales volume coupled with an increase in the average realized price per Mcf. The average realized price per Mcf increased approximately 67%, from $3.88 per Mcf before transportation in the nine months ended September 30, 2007 to $6.49 per Mcf in the nine months ended September 30, 2008.

Derivatives

For the nine months ended September 30, 2008, we had an unrealized gain on our hedges of $3.5 million compared to an unrealized loss of $1.2 million for the nine months ended September 30, 2007. The unrealized gain for the three months ended September 30, 2008 was non-cash income, while the unrealized loss for the three months ended September 30, 2007 was a non-cash expense, in each case based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the nine months ended September 30, 2008 resulted in a realized loss of $0.05 million compared to a realized hedge gain of $3.3 million during the nine months ended September 30, 2007. The realized hedge loss for the nine months ended September 30, 2008 was primarily due to the fact that gas prices were slightly higher than the weighted average floor price of our hedges in place.

Lease operating expenses

Lease operating expenses increased $1.7 million in the nine months ended September 30, 2008 to $5.2 million, a 50% increase compared to the nine months ended September 30, 2007. This increase resulted from an increase in the number of wells in the productive cycle during the nine months ended September 30, 2008, along with a workover program which replaced or repaired pumps in over 170 wells which were underperforming and increased generator rental and diesel fuel costs. On an Mcf basis, lease operating expenses increased 30% from $1.37 per Mcf in the nine months ended September 30, 2007 to $1.78 per Mcf in the nine months ended September 30, 2008. The increase per Mcf was primarily due to a number of wells being in the early stages of their productive life cycle as production did not increase proportionately to the number of wells coming online. Additionally, increases in generator rentals and associated fuel while waiting on permanent power contributed, along with increased water management costs associated with water treatment.

Production taxes

Production taxes increased $1.1 million in the nine months ended September 30, 2008 to $2.2 million, a 109% increase from the nine months ended September 30, 2007. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The increase in production taxes for the nine months ended September 30, 2008 was primarily due to increased revenues associated with increased volume and realized pricing. On an Mcf basis, production taxes were $0.74 per Mcf for the nine months ended September 30, 2008 and $0.41 per Mcf for the nine months ended September 30, 2007, an 81% increase, which correlates to the increase in the price per Mcf received in the nine months ended September 30, 2008 from the nine months ended September 30, 2007.

Marketing and transportation

Marketing and transportation expenses increased approximately $0.9 million in the nine months ended September 30, 2008 to approximately $3.5 million, a 33% increase from the nine months ended September 30, 2007. The increase related primarily to increased sales volume in the nine months ended September 30, 2008, together with a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used. On an Mcf basis, marketing and transportation expenses increased 15% to $1.18 per Mcf in the nine months ended September 30, 2008 from $1.03 per Mcf in the nine months ended September 30, 2007.

General and administrative expenses, net

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $1.4 million in the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007, a 24% increase. General and administrative expenses, net increased $2.1 million in the nine months ended September 30, 2008 to $5.9 million from $3.8 million in the nine months ended September 30, 2007. This increase was due primarily to a $2.1 million charge related to merger costs attributable to the failed Quest Resource Corporation merger. On an Mcf basis, general and administrative expenses, net increased 34%, from $1.51 per Mcf in the nine months ended September 30, 2007 to $2.03 per Mcf in the nine months ended September 30, 2008.

Depreciation, depletion, amortization and accretion

Depreciation, depletion, amortization and accretion expense increased $1.9 million for the nine months ended September 30, 2008 to $6.7 million, a 39% increase compared to the nine months ended September 30, 2007. This increase was due to a 15% increase in gas sales volumes for the nine months ended September 30, 2008 along with additional capitalized costs in the full cost pool. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased 21% to $2.29 per Mcf in the nine months ended September 30, 2008 from $1.90 per Mcf in the nine months ended September 30, 2007.

Impairment

The Company did not record an impairment for the nine months ended September 30, 2008.

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

Credit Facility

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2008 and November 13, 2008, we had $7.5 million and $11.5 million, respectively, of debt outstanding under the facility.  As described below, we are currently unable to borrow additional amounts under the credit facility.

The borrowing base is determined on a semi-annual basis and at such other additional times, up to twice yearly, as may be requested by either the borrower or the administrative agent and is determined by the administrative agent in accordance with customary practices and standards for loans of a similar nature, although such determination is at the administrative agent’s discretion as the credit agreement does not provide a specific borrowing base formula.  As of September 30, 2008, the borrowing base under the credit facility was $16.8 million.  Effective October 1, 2008, the administrative agent established a new borrowing base under the credit facility of $14.5 million.  The new borrowing base will be automatically reduced by approximately $666,667 per month for six months, beginning on November 1, 2008.  If natural gas prices do not improve, we expect that our borrowing base could be further reduced in the future.

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

Borrowings under our credit facility bear interest either (i) at the greater of the one month London interbank offered rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of up to 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances. If an event of default exists, the default rate shall be equal to 2% plus the floating rate.

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

The credit agreement, as amended, also requires that we satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) a ratio of EBITDA to cash interest expense of not less than 3.00 to 1.00, (ii) a ratio of current assets to current liabilities of not less than 1.00 to 1.00, (iii) a total debt to annualized EBITDA ratio of not more than 3.0 to 1.0, (iv) a quarterly total senior debt to annualized EBITDA ratio equal to or less than 3.0 to 1.0, and (v) a total proved PV-10 value to total debt ratio of at least 1.50 to 1.00.

The credit agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, certain events of bankruptcy and insolvency, defaults in the payment of other material debt, judgment defaults, breaches of representations and warranties, loss of material permits and licenses and a change in control. We were not in compliance with the current ratio covenant under our credit agreement as of September 30, 2008. However, the administrative agent and lender granted a waiver of the requirement that we comply with the current ratio covenant as of September 30, 2008.

Effective August 4, 2008, we and the administrative agent and lender entered into the second amendment to the credit agreement (the “second amendment”).  The second amendment provided, among other things, for (i) the increase in the total quarterly senior debt to annualized EBITDA ratio from 2.0 to 1.0, to 3.0 to 1.0, (ii) an increase in interest at each utilization level for LIBOR borrowings, (iii) the amendment of the utilization calculation to be determined as the greater of (x) the percentage of credit exposure over the borrowing base or (y) the percentage of credit exposure over three times EBITDA minus permitted subordinated debt, and (iv) the payment of an amendment fee.

Effective September 30, 2008, we and the administrative agent and lender entered into the third amendment to the credit agreement (the “third amendment”).  In addition to waiving compliance with the current ratio covenant as described above, the third amendment, among other things, requires that immediately prior to any additional borrowings under the credit agreement, our ratio of current assets to current liabilities be not less than 1.00 to 1.00.  As a result of this new condition to additional borrowings, we are currently unable to borrow additional amounts under the credit agreement.  The third amendment also increased the interest rate payable under the credit agreement to either (i) the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of  2.00% to 3.00% based on utilization, and provided for the payment of an amendment fee.

Office Building Loan

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal bears interest at 6.875% during the first three years, at a variable base rate thereafter and at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $615,400 will become due. As of September 30, 2008, we had $769,000 outstanding in principal and interest on this mortgage.

Capital Expenditure Budget

We had a total capital expenditure budget of $30.1 million for 2008 and expected to drill 146 gross (110 net) wells during that period.  However, due to low CIG index prices and limited capital resources, we reduced our capital expenditure budget from $30.1 million to $26.6 million.  We have curtailed substantially all new drilling for the remainder of 2008 and have shut in a number of wells that are not economic at current natural gas price levels, and if natural gas prices remain low, we expect to continue to operate with a reduced drilling plan through the first half of 2009. During the nine months ended September 30, 2008, we incurred capital expenditures of approximately $26.1 million, drilled 115 gross (81 net) wells and completed 102 gross (70 net) wells. Our capital expenditures were used to drill and complete wells, to construct related gas and water infrastructure, to fund plans of development costs for future wells, to fund undeveloped leasehold acquisition costs carried over from 2007, to recomplete certain wells, and to fund infrastructure and completion costs related to wells drilled in 2007.  We expect to drill only one gross (0.9 net) well in the fourth quarter of 2008. The CIG index price has been extremely volatile during 2007 and 2008 and at times reached unusually low levels. For instance, the CIG monthly index price per Mcf was $1.78, $3.41 and $2.78 for delivery in September, October and November of 2008, respectively.  If prices remain low, our cash flows from operations will decrease and the borrowing base and borrowing availability under our credit facility could be further reduced. If we do not have sufficient cash flows and cannot not obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves and maintain production levels could be greatly limited. If natural gas prices do not improve, we will consider alternatives to increase liquidity, including asset sales and issuances of equity.

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $10.4 million for the nine months ended September 30, 2008, compared to net cash used in operating activities of approximately $10.4 million for the nine months ended September 30, 2007. The change was primarily due to an increase in our accounts payable balance and in our accounts receivable balance.

As a result of low natural gas prices, our cash flows from operations have not been sufficient to fund our cash requirements and we have been required to draw on our credit facility. If natural gas prices continue to trend downward, our cash flows from operations will decrease and the borrowing base under our credit facility could be reduced.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $25.8 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of approximately $11.8 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in capital spending on development drilling and infrastructure.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $7.5 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of approximately $29.6 million for the nine months ended September 30, 2007. The change was primarily due to net proceeds from an initial public offering of $29.6 million during the nine months ended September 30, 2007.

Contractual Obligations

Please see Notes 3 and 7 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other obligations.

The following table summarizes by period our contractual obligations as of September 30, 2008:

	Total	2008	2009-2010	2011-2012	Thereafter
	(In thousands)
Notes payable in connection with the mortgage	$769	$6	$51	$58	$654
Asset retirement obligations	3,314	341	623	815	1,535
Production and property taxes	3,469	976	2,493	—	—
Total	$7,552	$1,323	$3,167	$873	$2,189

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas prices and interest rates. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposure. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of September 30, 2008. At September 30, 2008, we had hedged volumes through December 2009. Please see Note 5 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

	Year Ending December 31, 2008	Year Ending December 31, 2009
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	276,000	730,000
Ceiling	276,000	730,000
Weighted-average fixed price per MMBtu (1)
Floor	$6.50	$6.50
Ceiling	$8.20	$7.50
Fixed-price sales(2)	$8.20	$7.50
Fair value, net (thousands)(3)	$657	$811
Natural Gas Swaps:
Contract volumes (MMBtu)	368,000	912,500
Weighted-average fixed price per MMBtu (1)	$6.93	$7.17
Fair value, net (thousands)(3)	$960	$1,613
Total Natural Gas Contracts:
Contract volumes (MMBtu)	644,000	1,642,500
Fixed-price sales(2)	$7.47	$7.32
Fair value, net (thousands)(3)	$1,617	$2,424

(1)	Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)	Assumes ceiling prices for natural gas collar volumes.

(3)	Fair value based on CIG index price in effect for each month as of September 30, 2008.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of September 30, 2008 and November 13, 2008, we had $7.5 million and $11.5 million, respectively, in outstanding indebtedness under our credit facility.  Borrowings under the credit facility bear interest either: (i) at the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from one, two, three, or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization.  The weighted average interest rate for borrowings under our credit facility was 5.0% for the three months ended September 30, 2008 and 4.0% for the nine months ended September 30, 2008.

A hypothetical increase of 1% in either the domestic bank rate or the LIBOR interest rates would increase gross interest expense approximately $115,000 per year.

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

There has been no material developments during the quarter ended September 30, 2008 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see Note 9 of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

ITEM 1A. RISK FACTORS

The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and in our quarterly report on Form 10-Q for the six months ended June 30, 2008.

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

In the past, natural gas prices have been extremely volatile, and we expect this volatility to continue. For example, during the nine months ended September 30, 2008, the NYMEX natural gas index price ranged from a high of $13.58 per MMBtu to a low of $7.22 per MMBtu, while the CIG natural gas index price ranged from a high of $10.26 per MMBtu to a low of $1.00 per MMBtu. During the year ended December 31, 2007, the NYMEX natural gas index price ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu, while the CIG natural gas index price ranged from a high of $7.11 per MMBtu to a low of $0.06 per MMBtu.

A sharp decline in natural gas prices would result in a commensurate reduction in our revenues, income and cash flows from the production of natural gas and could have a material adverse effect on our borrowing base and proved reserves. In the event prices fall substantially, we may not be able to realize a profit from our production and would operate at a loss, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Due to a decline in the price of natural gas during the third quarter and the beginning of the fourth quarter, we have curtailed substantially all new drilling for the remainder of 2008 and have shut in a number of wells that are not economic at current natural gas price levels.

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

These limitations are subject to a number of important qualifications and expectations. In addition, our credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions which may limit our borrowing availability or require us to reduce our debt or to take some other action in order to comply with them. Due to the limitations in our credit facility, we are currently unable to borrow additional amounts under the facility. The restrictions in our credit facility could limit our ability to obtain future financing, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our credit facility. Please see Part I, Item 2 of this quarterly report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for further discussion of our credit facility and the covenant restrictions.

Due to the recent financial and credit crisis, we may not be able to obtain funding, or obtain funding on acceptable terms, to meet our future capital needs, which could negatively affect our business, results of operations and financial condition.

The recent credit crisis and the related turmoil in the global financial system may have an adverse impact on our business and financial condition, and we may face challenges if conditions in the financial markets do not improve.  Currently, we are not able to borrow additional amounts under our credit facility.  As a result, we have curtailed substantially all new drilling for the remainder of 2008, and if our operating cash flow is not sufficient to carry out our drilling plan for 2009, we will be required to reduce the number of wells we drill or seek alternative sources of financing.  However, due to the financial crisis, financing may not be available to us on acceptable terms or at all.  If additional funding is not available, or is available only on unfavorable terms, we may be unable to implement our drilling plan, make capital expenditures, withstand a downturn in our business or the economy in general, or take advantage of business opportunities that may arise.  Any further curtailment of our operations would have an additional adverse effect on our revenues and results of operations.  In addition, current economic conditions have led to reduced demand for, and lower prices of, oil and natural gas, and a sustained decline the price of natural gas would adversely affect our business, results of operations and financial condition.  Please read “The volatility of natural gas and oil prices could have a material adverse effect on our business” above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 1, 2008 and August 12, 2008, we granted and issued an aggregate of 86,650 and 10,500 shares of restricted common stock, respectively, to certain of our employees pursuant to our stock incentive plan.  These restricted shares will vest in thirds on the first, second and third anniversaries of the date of grant.  Effective August 25, 2008, we granted and issued 12,500 shares of restricted stock to each of our non-employee directors, or 87,500 shares of restricted stock in the aggregate.  These restricted shares will vest in full on December 31, 2008.  Also effective August 25, 2008, we granted and issued 35,000 and 25,000 shares of restricted stock to our president and chief executive officer and our senior vice president and chief financial officer, respectively.  These restricted shares will vest in thirds on the first, second and third anniversaries of the date of grant.  These issuances of restricted stock were exempt from the registration requirements of the Securities Act pursuant to Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2008, we held our annual meeting of stockholders.  Of the 29,000,101 shares of common stock of record as of the record date, holders of 15,967,989 shares were present in person or represented by proxy at the meeting.  At the meeting, the stockholders voted on the election of two Class II directors to serve until the end of their terms in 2011 and on the ratification of the appointment of Ehrhardt Keefe Steiner & Hottman PC as the company’s independent registered public accounting firm.  The following is a summary of the votes on these matters:

	Votes For	Votes Withheld
Election of Directors:
Robert L. Cabes, Jr.	15,893,202	74,787
Sylvester P. Johnson IV	15,915,810	52,179

	Votes For	Votes Against	Abstentions
Ratification of Appointment of Auditors	15,932,245	23,593	12,151

ITEM 5. OTHER INFORMATION

On November 11, 2008, we adopted our Second Amended and Restated Stock Incentive Plan.  The plan was amended primarily to comply with final regulations issued under Section 409A of the Internal Revenue Code of 1986.  A copy of the amended and restated plan is filed as Exhibit 10.1 to this quarterly report.

On November 13, 2008, we and The Royal Bank of Scotland, plc, as administrative agent and lender, entered into the Third Amendment to our credit facility (the “Third Amendment”), effective September 30, 2008.  For a description of the material terms of the Third Amendment, please see Note 10 of the notes to the financial statements appearing elsewhere in this quarterly report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”  A copy of the Third Amendment is filed as Exhibit 10.3 to this quarterly report.

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

†*10.1	—Second Amended and Restated Stock Incentive Plan, effective November 11, 2008.

10.2

—Second Amendment to Credit Agreement, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pinnacle Gas Resources, Inc. on August 6, 2008).

*10.3	—Third Amendment to Credit Agreement, dated September 30, 2008.

*31.1	—Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	November 14, 2008

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date:	November 14, 2008

Exhibit No.	Description
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

†*10.1	—Second Amended and Restated Stock Incentive Plan, effective November 11, 2008.

10.2

—Second Amendment to Credit Agreement, dated August 4, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pinnacle Gas Resources, Inc. on August 6, 2008).

*10.3	—Third Amendment to Credit Agreement, dated September 30, 2008.

*31.1	—Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

—Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

†              Management contract or compensatory plan or arrangement