Form 10-Q
period 2009-03-31
Pinnacle Gas Resources, Inc.
filed 2009-05-15
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

29,188,009 shares of the registrant’s Common Stock were outstanding as of May 13, 2009.

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

• competition from, and the strength and financial resources of, our competitors; and

• general economic conditions.

When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed under the “Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$111	$346
Receivables
Accrued gas sales	804	2,091
Joint interest receivables, net of $100 allowance for doubtful accounts	4,854	4,824
Derivative instruments	4,993	4,345
Inventory of material for drilling and completion	84	83
Prepaid expenses	110	196
Total current assets	10,956	11,885
Property and equipment, at cost, net of accumulated depreciation	1,677	1,798
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	17,691	34,522
Unproved	85,806	86,827
Inventory of material held for exploration and development	388	384
Deposits	203	199
Restricted certificates of deposit	2,726	2,725
Total assets	$119,447	$138,340
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$10,530	$11,530
Trade accounts payable	10,416	10,112
Revenue distribution payable	3,332	4,625
Asset retirement obligation, current	341	341
Accrued liabilities	1,552	1,539
Total current liabilities	26,171	28,147
Asset retirement obligations — non-current	3,081	3,025
Derivative Instruments, non-current	77	—
Production taxes, non-current	1,424	1,156
Long term debt - net of current portion	726	733
Total liabilities	31,479	33,061
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 29,188,009 and 29,193,573 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	289	289
Additional paid-in capital	151,078	150,879
Accumulated deficit	(63,399)	(45,889)
Total stockholders’ equity	87,968	105,279
Total liabilities and stockholders’ equity	$119,447	$138,340

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except share and per share data)
Revenues
Gas sales	$2,766	$5,661
Total revenues	2,766	5,661
Cost of revenues and expenses
Lease operating expenses	1,185	2,050
Production taxes	279	660
Marketing and transportation	1,250	1,077
General and administrative, net	1,031	1,373
Depreciation, depletion, amortization and accretion	1,828	1,728
Impairment of oil and gas properties	16,819	—
Total cost of revenues and expenses	22,392	6,888
Operating loss	(19,626)	(1,227)
Other income (expense)
Gain/(loss) on derivatives	2,028	(4,572)
Interest income	8	65
Other income	105	101
Interest expense	(25)	(15)
Total other income/(loss)	2,116	(4,421)
Net loss before income taxes	(17,510)	(5,648)
Income taxes	—	—
Net loss attributable to common stockholders	(17,510)	$(5,648)
Basic and diluted net loss per share	$(0.60)	$(0.19)
Weighted average shares outstanding — basic and diluted	29,191,684	29,015,899

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(17,510)	$(5,648)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities
Impairment of oil and gas properties	16,819	—
Depreciation, depletion, amortization and accretion	1,828	1,728
Gain (loss) on derivatives	(2,028)	4,572
Stock-based compensation	199	205
Changes in assets and liabilities
Decrease (increase) in receivables	1,257	(2,477)
Decrease (increase) in inventory of material for drilling and completion	(1)	51
Decrease (increase) in prepaid expenses	86	(555)
Increase in trade accounts payable, accrued liabilities and production taxes	1,366	1,385
Increase (decrease) in revenue distribution payable	(1,293)	1,543
Net cash (used in)/provided by operating activities	723	804
Cash flows from investing activities
Capital expenditures — exploration and production	(1,398)	(5,026)
Capital expenditures — property and equipment	(1)	(205)
Decrease (increase) in purchase of restricted certificates of deposit and deposits	(5)	—
Decrease (increase) in inventory held for exploration and development	(4)	153
Realized gain (loss) on derivatives	1,457	(93)
Net cash provided by/(used in) investing activities	49	(5,171)
Cash flows from financing activities
Issuance costs related to common stock	—	(4)
Principal payments on long term debt	(1,007)	(6)
Net cash used in financing activities	(1,007)	(10)
Net decrease in cash and cash equivalents	(235)	(4,377)
Cash and cash equivalents at beginning of quarter	346	8,151
Cash and cash equivalents at end of quarter	$111	$3,774
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,951	$9,145
Asset retirement obligation included in oil and gas properties	—	101
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$25	$15

See Notes to Financial Statements (unaudited)

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	29,193,573	$289	$150,879	$(45,889)	$105,279
Forfeiture of restricted shares	(5,564)
Stock-based compensation		—	199	—	199
Net loss	—	—	—	(17,510)	(17,510)

Balance at March 31, 2009 (unaudited)	29,188,009	$289	$151,078	$(63,399)	$87,968

Notes to Financial Statements

Unaudited

Note 1 — Organization and Nature of Operations

Pinnacle Gas Resources, Inc. (the “Company”) was formed as a Delaware corporation in June 2003 through a contribution of cash by funds affiliated with DLJ Merchant Banking and oil and gas reserves and leasehold interests by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation.

The Company’s primary business is the exploration for, and the acquisition, development and production of, coalbed methane natural gas in the United States. The Company is also engaged in gas property operations and the construction of low pressure gas collection systems which provide transportation for the Company’s coalbed methane production.

Due to the current economic and pricing environment, the Company is actively marketing certain assets to raise additional capital and is also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. The Company sold its high pressure gas gathering system in the Cabin Creek project area in Wyoming, and its remaining interest in the Arvada project area in Wyoming in April 2009. The Company received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of its indebtedness outstanding under the credit facility and used the remainder for general operating purposes. The Company has also executed additional hedges of its gas to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, the Company had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu.  From May through December 2009, the Company has 7,000 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $5.65 per MMbtu and a ceiling price of $5.93 per MMbtu. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.

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

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first three months of 2009.  The results for the three months ending March 31, 2009 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $0 million and $5.6 million for the three months ended March 31, 2009 and year ended December 31, 2008 respectively. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties. If the adjustment to capitalized costs related to proved oil and gas properties results in the capitalized costs exceeding the full cost ceiling limitations, the excess must be charged to expense.

Substantially all of the remaining unproved properties are expected to be developed and included in the amortization base over the next three to five years, based on projected cash flow from operations combined with the raising of additional capital. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. The estimated salvage value of equipment included in determining the depletion rate was $7.2 million, and $6.7 million as of March 31, 2009, and 2008, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At March 31, 2009, the capitalized cost of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $23.6 million based upon a natural gas price of approximately $2.52 per Mcf in effect at that date. Based on the subsequent price increase to $3.31 per Mcf on May 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $16.8 million. Therefore, an impairment of approximately $16.8 million was taken for the quarter ended March 31, 2009.  This impairment of the Company’s oil and gas properties resulted from low commodity prices in the first quarter of 2009.  No impairment was taken for the quarter ended March 31, 2008 based on a natural gas price of $8.01 per Mcf.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to stockholders, all of the Company’s stock options and warrants were anti-dilutive. Common stock equivalents of 645,000, and 750,000 at March 31, 2009, and 2008, respectively, were excluded because they were anti-dilutive due to the net loss attributable to stockholders incurred in such periods.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ‘‘Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of March 31, 2009 and December 31, 2008, the Company had recorded a full valuation allowance for its net deferred tax asset.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109’’ (FIN 48). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements only those tax positions that are ‘‘more-likely-than-not’’ of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

As a result of this review, the Company did not identify any material deferred tax assets that required adjustment. As of March 31, 2009 and 2008 the Company had not recorded any material uncertain tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2009, the Company had not recognized any interest or penalties in its statement of operations or statement of financial position.

The Company is subject to the following material taxing jurisdictions: U.S. federal. The Company also has material operations in the state of Wyoming; however, Wyoming does not impose a corporate income tax. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2005 through 2008. Due to the Company’s net operating loss carry forwards, the Internal Revenue Service may also adjust the amount of loss realizable under examination back to 2003.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, “Fair Value Measurements,” which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s financial statements. The Company does not expect that the application of the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities will have a material impact on the Company’s financial statements. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities was adopted effective for fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of March 31, 2009.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”),

which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  The Company is currently evaluating this pronouncement and has not determined the impact, if any, that adoption will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations,’’ which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS No. 141(R) is effective for the Company beginning with the 2009 fiscal year. The impact of the adoption of SFAS No. 141(R) on Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement has not had an impact on the Company’s financial statements, but it has required the Company to expand its disclosures about derivative instruments.

On December 31, 2008, the Securities and Exchange Commission (‘‘SEC’’) published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010 and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position, and cash flows.

Note 3 — Asset Retirement Obligations

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 requires the Company  to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using the Company’s best estimate of its credit-adjusted risk-free rate. The credit adjusted risk free rate is based on the Company’s borrowing under its credit facility or, if borrowings are not available under the credit facility because of borrowing base or covenant limitations, the rate is based on the interest rate available from its banks for senior secured debt or mezzanine debt. Based on the Company’s current inability to borrow under its credit facility, the Company’s credit adjusted risk free rate at December 31, 2008 was the prime rate plus 7% or 10.25%. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For the quarter ended March 31, 2009, no wells were drilled, completed or acquired.

The following is a summary of the Company’s asset retirement obligation activity for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Beginning balance asset retirement obligations	$3,366	2,767
Additional obligation added during the period	—	101
Accretion expense	56	58
Ending balance of asset retirement obligations	$3,422	$2,926

Note 4 — Restricted Assets (Certificates of Deposit) and Deposits

Certificates of Deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2009, totaling $158,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of March 31, 2009. Additionally, the Company holds two CDs for $604,000 and $964,000 which were issued in February 2006 and expire in February 2010 and May 2009, respectively. These CDs collateralize letters of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby, Deer Creek and Cabin Creek areas. The Company has included these amounts in non-current assets as of March 31, 2009 because the Company also intends to renew the CDs in order to maintain power supply on a long-term basis. In April 2007, the Company issued a $1,000,000 letter of credit that expires in April 2010 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. The Company has included this amount in non-current assets as of March 31, 2009  because the pipeline and compression facilities are not expected to be completed and fully utilized until the end of 2010.

Deposits.

The Company has included approximately $193,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at March 31, 2009.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under provisions of SFAS No. 133. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be assets totaling $4,916,000 and a liability of $3,923,000 at March 31, 2009 and 2008, respectively. The Company realized a hedging gain of $1,457,000 and a hedging loss of $93,000 for the quarters ended March 31, 2009 and 2008, respectively.  As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized gain of $571,000 for the quarter ended March 31, 2009 and unrealized loss of $4,479,000 for the quarter ended March 31, 2008. Unrealized and realized gains and losses are included in gains or losses on derivatives in the statement of operations. As of March 31, 2009 and 2008, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
March 31, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
March 31, 2008 (unaudited)
Natural Gas—Swap	2,500	$6.63	02/08-12/08
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	1,500	$7.44	03/08-12/08
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Collar	3,000	$6.50-$8.20	01/08-12/08

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At March 31, 2009, there were options to purchase 645,000 shares granted under the plan.

The options granted since formation in June 2003 vest as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

At March 31, 2009, the Company had unvested options to purchase 70,000 shares with a weighted average grant date fair value of $189,000. During the three months ended March 31, 2009, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2007 ratably over the next three years. The Company recognized an expense of approximately $121,000 for the three months ended March 31, 2009, based on the fair value of the vested options.

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2008	676,250	$5.93
Canceled or forfeited	(31,250)	8.52

Outstanding, March 31, 2009 (unaudited)	645,000	$5.80	3.08	$—

Exercisable, March 31, 2009 (unaudited)	575,000	$5.26	2.91	$—

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	1.5 years	137,500	$4.00	Black-Scholes
					(minimum value)
$4.80	270,000	3.0 years	270,000	$4.80	Black-Scholes
					(minimum value)
$5.20	112,500	3.8 years	112,500	$5.20	Black-Scholes
$8.40	25,000	5.2 years	5,000	$8.40	Black-Scholes
$11.00	100,000	4.2 years	50,000	$11.00	Black-Scholes
	645,000		575,000

Restricted Stock

The Company has an incentive program whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.

The Company recognized a compensation expense of approximately $78,000 for the quarter ended March 31, 2009 based on the fair value of the vested shares during that period.

A summary of the status and activity of the restricted stock for the three months ended March 31, 2009 is presented   below.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	203,577	$4.78
Forfeited	(5,564)	$6.05
Vested	(1,500)	$11.00
Unvested at March 31, 2009	196,513	$4.70

As of March 31, 2009, the Company had approximately $0.8 million of unrecognized share-based compensation expense related to unvested stock awards, which is expected to be amortized over the remaining vesting periods of three to four years.

Note 7 — Line of Credit and Long Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2009 and December 31, 2008, the Company had $11.5 million and $10.5 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant and borrowing base limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions of approximately $666,667 per month until it reached $10.5 million on April 1, 2009. As of April 14, 2009, the Company’s borrowing base was reduced to $9.0 million, subject to automatic reductions of $500,000 per month until it reaches $6.5 million on October 1, 2009, where it will remain until the next borrowing base redetermination. If natural gas prices do not improve, the Company expects that its borrowing base could be further reduced in the future.  At May 15, 2009, the Company’s debt outstanding under the credit facility was $9.0 million.

The borrowing base is determined on a semi-annual basis and at such other additional times, up to twice yearly, as may be requested by either the Company or the administrative agent. The borrowing base is determined by the administrative agent in accordance with customary practices and standards for loans of a similar nature, although such determination is at the administrative agent’s discretion as the credit agreement does not provide a specific borrowing base formula.

Borrowings under this credit facility may be used solely to acquire, explore or develop oil and gas properties and for general corporate purposes. The credit facility matures February 12, 2011.

The obligations under the credit facility are secured by liens on (i) no less than 90% of the net present value of the oil and gas to be produced from the Company’s oil and gas properties that are included in the borrowing base determination, calculated using a discount rate of 10% per annum and reserve estimates, prices and production rates, and costs, (ii) options to lease, seismic options, permits, and records related to such properties, and (iii) seismic data.

Borrowings under the Company’s credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three, or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with the borrowing base determination.  In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization.  Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

The credit agreement, as amended contains covenants that, among other things, restrict the Company’s ability, (subject to certain exceptions) to do the following:

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

After an event of default, the outstanding debt bears interest at the default rate under the terms of the credit agreement. The default rate is (i) with respect to principal, 2% over the otherwise applicable rate and (ii) with respect to interest, fees and other amounts, the Base Rate (as defined in the credit agreement), plus the Applicable Margin (as defined in the credit agreement), plus 2%. Any default interest is payable on demand. Failure to pay the default interest when the administrative agent demands would be another default. The lenders’ remedies for defaults under the credit agreement are to terminate further borrowings, accelerate the repayment of indebtedness and/or ultimately foreclose on the collateral property.

On April 14, 2009, the Company and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination, subject to certain financial caps. The Company believes that it may not be in compliance with the current ratio financial covenant and certain other covenants throughout 2009, but management anticipates receiving waivers in the future based on prior dealings with the lender and continued compliance with the borrowing base limitations. There can be no assurance that the Company will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If the Company is unable to obtain future waivers and/or comply with the restrictive covenants and are therefore in default, the lenders could avail themselves of the remedies under the credit agreement, including acceleration and foreclosure.

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% during the first three years, currently bears interest at a variable base rate plus 0.5%  and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of March 31, 2009, the Company had $756,000 outstanding in principal and interest on this mortgage.  On November 15, 2008, the interest rate on the Company’s mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of March 31, 2009, the variable rate was 4.75%.

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

•     Level 3 —Significant inputs to the valuation model are unobservable.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$4,993	$—	$4,993
Liabilities
Oil and gas derivative instruments	$—	$(77)	$—	$(77)
Total	$—	$4,916	$—	$4,916

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

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of its building in August 2005, the Company was assigned the lease agreements for existing tenants in the building. The leases expire from January 2010 to December 2013. Future minimum lease income under noncancelable operating leases is as follows:

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

Litigation

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In addition, like other natural gas and oil producers and marketers, the Company’s operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. As a result, it is extremely difficult to reasonably quantify future environmental and regulatory related expenditures.

The following represent legal actions in which the Company is involved. No assurance can be given that these legal actions will be resolved in the Company’s favor. However, the Company’s management believes, based on its experiences to date, that these matters will not have a material adverse impact on the Company’s business, financial position or results of operations.

The Company, together with the State of Montana, the Montana Department of Environmental Quality, the Montana Board of Oil and Gas Conservation and the Department of Natural Resources, were named as defendants in a lawsuit (Civil Cause No. DV-05-27) filed on May 19, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Coal Creek POD. The plaintiff is a surface owner with properties located in Big Horn County and Rosebud County, Montana where the Company has a lease for approximately 10,300 acres, serves as operator and owns a working interest in the minerals under lease. The plaintiff sought to permanently enjoin the State of Montana and its administrative bodies from issuing licenses or permits, or authorizing the removal of ground water from under the plaintiff’s ranch. In addition, the plaintiff further sought to preliminarily and permanently enjoin the Company on the basis that the Company’s operations lacked adequate safeguards required under the Montana state constitution. On August 25, 2005, the district judge issued an order denying without prejudice the application for temporary restraining order and preliminary injunction requested by the plaintiff. The case was appealed by the plaintiff to the Montana Supreme Court. On November 16, 2005, the Montana Supreme Court issued an order that denied enjoining the Coal Creek POD, and subsequently, the Montana Supreme Court remanded the case back to the district court for a decision on the merits.

The Company, together with the defendants above, were also named as defendants in a related lawsuit (Civil Cause No. DV-05-70) filed on September 21, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Dietz POD. The plaintiff sought similar relief as in the Coal Creek POD suit. The two cases were combined.

On July 14, 2008, the district court issued a summary judgment order in the combined case, and the order was subsequently entered as a judgment on August 15, 2008. As a result, the Company has continued its operations in the two project areas. To date, there has been no appeal by the plaintiff.

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

Note 10 — Recent Developments

The Company and the administrative agent under its credit agreement entered into the fourth amendment to the credit agreement on April 14, 2009. The fourth amendment reduced the borrowing base under the credit agreement and waived compliance with the current ratio covenant as of December 31, 2008 and March 31, 2009, and with certain other restrictive covenants related to overdue accounts payable, permitted liens and permitted debt until the next borrowing base redetermination, which is expected in the fall of 2009, subject to certain financial caps.

In April 2009, the Company sold its interest in approximately 800 net undeveloped acres in the Arvada prospect in Wyoming to an unrelated third party and sold certain of its gas gathering assets in the Cabin Creek area of Wyoming to Big Horn Gas Gathering, L.L.C., the field operator of the assets. The Company’s aggregate net proceeds from these transactions were approximately $3.2 million. The Company used part of these proceeds to repay the Company’s outstanding indebtedness under its credit facility to $9.0 million as of April 14, 2009.

****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008, including in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of coalbed methane (“CBM”) properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of March 31, 2009, we owned natural gas and oil leasehold interests in approximately 480,000 gross (334,000 net) acres, approximately 90% of which were undeveloped. As of December 31, 2008, we had estimated net proved reserves of approximately 27.7 Bcf based on the CIG index price of $4.61 per Mcf. For the first quarter of 2009 and the remainder of 2009, we have operated and expect to continue to operate with a reduced capital expenditure plan. Under our reduced capital expenditure plan, we will generally make only such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. We had total capital expenditures of $0.6 million for the quarter ended March 31, 2009.  Our capital expenditure budget for 2009 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.

We were formed as a Delaware corporation in June 2003 through a contribution of proved producing properties and undeveloped leaseholds by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation and a cash contribution from funds affiliated with DLJ Merchant Banking.

In April 2006, we completed a private placement, exempt from registration under the Securities Act of 1933, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. In May 2007, we completed our initial public offering of 3,750,000 shares of common stock.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2009 and December 31, 2008, we had $10.5 million and $11.5 million, respectively, of debt outstanding under the facility.

Economic and Natural Gas Pricing Environment

During 2008, the global economy experienced a significant downturn. The downturn, which began over concerns related to the U.S. financial markets, spread to other industries, including the energy industry. The initial effects of the downturn restricted the capital and credit markets to a degree that has not been seen in a number of decades in the United States. We have been able to partially mitigate the constraints imposed by the current economic climate through utilization of our credit facility and cash flows from operations.

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $7.84 per Mcf for the first eight months of 2008 but only $3.15 per Mcf for the last four months of 2008. For the first quarter of 2009, the price averaged $3.28 per Mcf. This decrease in price has caused us to reevaluate our 2009 business plan. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

Credit Facility and Liquidity

On April 14, 2009, we and the lenders entered into the fourth amendment to the credit facility which waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination expected in the fall of 2009, subject to certain financial caps.  In connection with the waiver of the restrictive covenants, the lenders reduced our borrowing base to $9.0 million as of April 14, 2009, with further monthly reductions until the borrowing base reaches $6.5 million on October 1, 2009.  We believe that we may not be in compliance with the current ratio financial covenant and certain other covenants throughout 2009, but management anticipates receiving waivers in the future based on prior dealings with the lender and continued compliance with the borrowing base limitations. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms.  If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness under the credit facility or foreclose on properties held by liens.  We have remained in compliance with the payment of principal and interest pertaining to the credit facility including ensuring that our outstanding borrowings remain within the limitations of the borrowing base.  Due to borrowing base limitations and waiver stipulations, we are currently unable to incur additional indebtedness under the credit facility and may be further limited in the future. Please see “—Liquidity and Capital Resources—Credit Facility” for further information regarding our credit facility, borrowing base and the covenant limitations.

In accordance with accounting guidance, we have classified all of the outstanding debt under the credit facility totaling $10.5 million as of March 31, 2009 as a current payable because it is unlikely that we will have cured the noncompliance of certain restrictive covenants during 2009. We have further reduced our outstanding indebtedness under the credit facility to $9.0 million as of April 14, 2009 in order to be in compliance with the borrowing base limitation.

Due to the current economic and pricing environment and our liquidity position, we are actively marketing certain assets to raise additional capital and are also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. We sold our high pressure gas gathering system in the Cabin Creek project area in Wyoming and our remaining interest in the Arvada project area in Wyoming in April 2009. We received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of the indebtedness outstanding under our credit facility and for general operating purposes. We also put additional hedges of our natural gas production in place to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, we had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu. From May through December 2009, we have 7,000 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $5.65 per MMbtu and a ceiling price of $5.93 per MMbtu.

We have also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. We have reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells. We continue to communicate with key vendors to manage our obligations and payables. Management believes that appropriate steps, including cost-cutting measures, are being taken to make operations sustainable in the future. Although we are pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions.

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

•                  Estimates for litigation

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

Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $0 million and $5.6 million during the three months ended March 31, 2009 and year ended December 31, 2008, respectively. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties.  If the adjustment to capitalized costs related to proved oil and gas properties results in the capitalized costs exceeding the full cost ceiling limitations, the excess must be charged to expense.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years, based on projected cash flow from operations combined with the raising of additional capital. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned.  As of March 31, 2009 and March 31, 2008, the estimated salvage value of equipment was $7.2 million and $6.7 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation.  At March 31, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $23.6 million based upon a natural gas price of approximately $2.52 per Mcf in effect at that date. Based on the subsequent price increase to $3.31 on May 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $16.8 million. Therefore, an impairment of approximately $16.8 million was taken for the quarter ended March 31, 2009.  This impairment of our oil and gas properties resulted from low commodity prices in the first quarter of 2009. No impairment was taken for the quarter ended March 31, 2008 based on a natural gas price of $8.01 per Mcf. A decline in gas prices or an increase in operating costs or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At March 31, 2009 and December 31, 2008, there was no such liability recorded. Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at March 31, 2009, and December 31,

2008 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at March 31, 2009 and at December 31, 2008, the impact would have been a change of $80,000 and $209,000, respectively.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have had a $342,000 effect on our asset retirement obligation liability at March 31, 2009.

The following is a summary of our asset retirement obligation activity for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(unaudited)	(unaudited)
Beginning balance asset retirement obligations	$3,366	$2,767
Additional obligation added during the period	—	101
Accretion expense	56	58
Ending balance of asset retirement obligations	$3,422	$2,926

Inventory

We acquired inventory of oil and gas equipment, primarily tubulars, in 2007 and 2008, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $47,000 reduction in our inventory valuation as of March 31, 2009. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we recorded an impairment. No impairments were recorded during the three months ended March 31, 2009 and the year ended December 31, 2008 .

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the three months ended March 31, 2009 would have increased or decreased our expenses billed to working interest owners by approximately $33,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of March 31, 2009 and December 31, 2008, we recorded a full valuation allowance for our net deferred tax asset.

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

As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of March 31, 2009, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2009, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

We are subject to the following material taxing jurisdictions: U.S. federal. We also have material operations in the state of Wyoming; however, Wyoming does not impose a corporate income tax. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2005 through 2008. Due to our net operating loss carry forwards, the Internal Revenue Service may also adjust the amount of loss realizable under examination back to 2003.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $121,000 for the three months ended March 31, 2009, based on the fair value of vested options.  We recognized an expense of approximately $78,000 for the three months ended March 31, 2009, based on the fair value of restricted stock that vested during the quarter.  SFAS No. 123(R) also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 at each of March 31, 2009 and December 31, 2008.

Transportation Costs

We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under SFAS No. 5, “Accounting for Contingencies,” which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At March 31, 2009 and December 31, 2008, we recorded no liability for legal proceedings.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was $0.60, the same as basic net loss per share, for the three months ended March 31, 2009.  Diluted net loss per share was $0.19, the same as basic net loss per share, for the three months ended March 31, 2008.  Certain options to purchase shares of Pinnacle’s common stock were excluded from the dilution calculations because the shares were anti-dilutive.  During the three months ended March 31, 2009, 645,000 options were excluded because they were anti-dilutive.  During the three months ended March 31, 2008, 750,000 options were excluded because they were anti-dilutive.

New Accounting Pronouncements

For information concerning new accounting pronouncements, please see Note 2 of the Notes to the unaudited financial statements appearing elsewhere in the quarterly report.

Trends Affecting Our Business

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009.  As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2009 with a reduced capital expenditure plan for 2009. Under our plan, we will generally make expenditures only as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the three months ended March 31, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $3.63 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $2.27 per MMBtu. During the year ended December 31, 2008, the NYMEX natural gas index price ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu, while the CIG natural gas index price ranged from a high of $10.26 per

MMBtu to a low of $1.00 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the three months ended March 31, 2009, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2009 through March 31, 2009, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a discount of $1.36 per MMBtu to a discount of $1.49 per MMBtu, with an average differential of a discount of $1.46 per MMBtu. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

Results of Operations

Net loss attributable to stockholders for the quarter ended March 31, 2009 was $17.5 million, or $0.60 per diluted share, on total revenues of $2.8 million. Other income for the quarter ended March 31, 2009 included a $0.6 million unrealized gain associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such change in the valuation of hedges, we would have shown a loss of $18.1 million. In addition, we recorded an impairment of $16.8 million for the quarter ended March 31, 2009.  Absent the impairment and unrealized gain on derivatives, we would have shown a loss of $1.2 million. This compares to a net loss attributable to stockholders of $5.6 million for the quarter ended March 31, 2008 on total revenue of $5.7 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $4.5 million shown in other income, our results for the quarter ended March 31, 2008 would have been a net loss attributable to common stockholders of $1.1 million. We did not record an impairment for the quarter ended March 31, 2008.

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

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Gas sales volume.

Gas sales volume decreased 7.5%, from 879 MMcf in the three months ended March 31, 2008 to 813 MMcf in the three months ended March 31, 2009. Daily sales volume was 9.0 MMcf for the three months ended March 31, 2009 as compared to 9.6 MMcf for the three months ended March 31, 2008, a 0.6 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales decreased approximately $2.9 million during the three months ended March 31, 2009, to approximately $2.8 million, a 51% decrease compared to the three months ended March 31, 2008. This decrease was primarily due to a decrease in the average realized price per Mcf. The average realized price per Mcf decreased approximately 47%, from $6.44 per Mcf in the three months ended March 31, 2008 to $3.40 per Mcf in the three months ended March 31, 2009.

Derivatives.

For the three months ended March 31, 2009, we had an unrealized gain of $0.6 million compared to an unrealized loss of $4.5 million for the three months ended March 31, 2008. The unrealized gain and loss are non-cash income and expense, respectively, based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended March 31, 2009 resulted in a realized gain of $1.4 million compared to a realized hedge loss of $0.1 million during the three months ended March 31, 2008. The realized hedge gain for the three months ended March 31, 2009 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.9 million in the three months ended March 31, 2009 to $1.2 million, a 42% decrease compared to the three months ended March 31, 2008. This decrease resulted primarily from a reduction in contract services, fuel and workover related costs offset partially by an increase in surface use expenses in the productive cycle during the three months ended March 31, 2009. On a Mcf basis, lease operating expenses decreased 37% from $2.33 per Mcf in the three months ended March 31, 2008 to $1.46 per Mcf in the three months ended March 31, 2009. The decrease per Mcf was primarily due to a number of non-productive wells being shut in due to low natural gas prices.

Production taxes.

Production taxes decreased $0.4 million in the three months ended March 31, 2009 to $0.3 million, a 58% decrease from the three months ended March 31, 2008. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the three months ended March 31, 2009 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.34 per Mcf for the three months ended March 31, 2009 and $0.75 per Mcf for the three months ended March 31, 2008, a 55% decrease, which correlates to the decrease in the price per Mcf received in the three months ended March 31, 2009 from the three months ended March 31, 2008.

Marketing and transportation.

Marketing and transportation expenses increased approximately $0.2 million in the three months ended March 31, 2009 to approximately $1.3 million, a 16% increase from the three months ended March 31, 2008. The increase related primarily to a slight increase in transportation fees and compression due to inflationary adjustments in the contracts along with fees paid for compression design capacity which was not used. On an Mcf basis, marketing and transportation expenses increased 25% to $1.54 per Mcf in the three months ended March 31, 2009 from $1.23 per Mcf in the three months ended March 31, 2008.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.3 million in the three months ended March 31, 2009 compared to $0.4 million for the three months ended March 31, 2008, a 15% decrease. General and administrative expenses, net, decreased $0.3 million in the three months ended March 31, 2009 to $1.0 million. On an Mcf basis, general and administrative expenses, net decreased 19%, from $1.56 per Mcf in the three months ended March 31, 2008 to $1.27 per Mcf in the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily a result of staff and pay reductions.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense increased $0.1 million for the three months ended March 31, 2009 to $1.8 million, an 6% increase compared to the three months ended March 31, 2008. The increase was primarily due to a decrease in the net proved reserves at March 31, 2009 resulting from a CIG index price of $2.52 per Mcf. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased to $2.25 per Mcf in the three months ended March 31, 2009 from $1.97 per Mcf in the three months ended March 31, 2008.

Impairment.

At March 31, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $23.6 million based upon a natural gas price of approximately $2.52 per Mcf (based on the CIG Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to $3.31 per Mcf on May 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $16.8 million. Therefore, an impairment of approximately $16.8 million was taken for the quarter ended March 31, 2009. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Liquidity and Capital Resources

In the past, our primary sources of liquidity have been private and public sales of our equity securities, cash provided by operating activities, and debt financing. All of these sources have been negatively impacted by the current economic climate, its impact on our industry, and by significant fluctuations in oil and gas prices, operating costs, and volumes produced. We have no control over the market prices for oil and natural gas, although we are able to influence the amount of our net realized revenues related to gas sales through the use of derivative contracts. A decrease in market prices would reduce expected cash flow from operating activities and could reduce the borrowing base of our credit facility as well as the value of assets we might consider selling. Historically, decreases in market prices have limited our industry’s access to the capital markets. During these challenging times, we have reduced our administrative, operating and transportation costs. We are also actively marketing asset sales and exploring other strategic alternatives and capital restructuring options.

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2009 and December 31, 2008, we had $10.5 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions of approximately $666,667 per month until it reached $10.5 million on April 1, 2009. As of April 14, 2009, our borrowing base was reduced to $9.0 million, subject to automatic reductions of $500,000 per month until it reaches $6.5 million on October 1, 2009, where it will remain until the next borrowing base redetermination. If natural gas prices do not improve, we expect that our borrowing base could be further reduced in the future.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of March 31, 2009 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

After an event of default, the outstanding debt bears interest at the default rate under the terms of the credit agreement. The default rate is (i) with respect to principal, 2% over the otherwise applicable rate and (ii) with respect to interest, fees and other amounts, the Base Rate (as defined in the credit facility), plus the Applicable Margin (as defined in the credit agreement), plus 2%. Any default interest is payable on demand. Failure to pay the default interest when the administrative agent demands would be another default. The lenders’ remedies for defaults under the credit agreement are to terminate further borrowings, accelerate the repayment of indebtedness and/or ultimately foreclose on the collateral property.

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

On April 14, 2009, we and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the current ratio financial covenant and next borrowing base redetermination, subject to certain financial caps. We believe that we may not be in compliance with the current ratio financial covenant and certain other covenants throughout 2009, but management anticipates receiving waivers in the future based on prior dealings with the lender and continued compliance with the borrowing base limitations. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or comply with the restrictive covenants and are therefore in default, the lenders could avail themselves of the remedies under the credit agreement, including acceleration and foreclosure.

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of March 31, 2009, we had $756,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of March 31, 2009, the variable rate was 4.75%.

Capital Expenditure Budget.

We had total capital expenditures of $0.6 million for the quarter ended March 31, 2009. Due to low CIG index prices, the economic climate and limited capital resources, we expect to continue to operate with a reduced capital expenditure plan through 2009. Under our reduced capital expenditure plan, we will generally only make such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Cash Flow from Operating Activities

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $0.8 million for the three months ended March 31, 2008. The change was primarily due to a decrease in our revenue distribution payable balance offset partially by a decrease in our accounts receivable balance.

Cash Flow from Investing Activities

Net cash provided by investing activities was $49,000 for the three months ended March 31, 2009, compared to net cash used in investing activities of $5.2 million for the three months ended March 31, 2008.  The increase in net cash provided by investing activities in the three months ended March 31, 2009 was primarily due to a realized gain on derivatives coupled with reduced capital expenditures as compared to the quarter ended March 31, 2008.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2009, compared with net cash used in financing activities of $10,000 for the three months ended March 31, 2008. The change was primarily due to a reduction in the balance owed on the line of credit for the three months ended March 31, 2009.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of March 31, 2009:

	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)
Notes payable in connection with the mortgage	$756	$22	$64	$70	$600
Asset retirement obligations	3,422	341	856	1,050	1,175
Production and property taxes	$2,580	$1,157	$1,423	—	—
Total	$6,758	$1,519	$2,344	$1,120	$1,775

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of March 31, 2009. At March 31, 2009, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

	Year Ending December 31, 2009	Year Ending December 31, 2010
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu):
Floor	550,000
Ceiling	550,000
Weighted-average fixed price per MMBtu(1):
Floor	$6.50	$
Ceiling	$7.50	$
Fixed-price sales(2)	$7.50	$
Fair value, net (thousands)(3)	$2,027	$
Natural Gas Swaps:
Contract volumes (MMBtu)	1,300,000	1,030,000
Weighted-average fixed price sales per MMBtu(1)	$5.41	$4.18
Fair value, net (thousands)(3)	$3,266	$(377)
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,850,000	1,030,000
Fixed-price sales(2)	$6.03	$4.18
Fair value, net (thousands)(3)	$5,293	$(377)

(1)             Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)             Assumes ceiling prices for natural gas collar volumes.

(3)             Fair value based on CIG index price in effect for each month as of March 31, 2009.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of March 31, 2009, we had $10.5 million in outstanding indebtedness under our credit facility.  Borrowings under the credit facility bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization.  The weighted average interest rate for borrowings under our credit facility was 5.0% for the three months ended March 31, 2009 and 5.3% for the year ended December 31, 2008.

A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $105,000 per year.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer are responsible for establishing and maintaining adequate disclose controls and procedures.  Based on their evaluation as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not currently expect them to have a material adverse effect on the financial statements.

There have been no material developments during the quarter ended March 31, 2009 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see Note 9 — “Commitments and Contingencies” of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report.

ITEM 1A. RISK FACTORS

The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008.

We continue to experience volatility in natural gas and oil prices which could have a material adverse effect on our business.

Our revenues, profitability and future growth and the carrying value of our natural gas and oil properties depend to a large degree on prevailing natural gas and oil prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon natural gas and oil prices. Prices for natural gas and oil are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas and oil, uncertainties within the market and a variety of other factors in large part beyond our control.  During the three months ended March 31, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $3.63 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $2.27 per MMBtu.  Please see “The volatility of natural gas and oil prices could have a material adverse effect on our business” under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008 for further information related to price volatility.

Our credit facility has substantial restrictions and financial covenants that may affect our ability to successfully operate our business. In addition, we may have difficulty returning to compliance with certain financial covenants.

Our credit facility imposes certain operational and financial restrictions on us.  Please see “Our credit facility has substantial restrictions and financial covenants that may affect our ability to successfully operate our business. In addition, we may have difficulty returning to compliance with certain financial covenants” under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008 for further information regarding restrictions under our credit facility.

As of March 31, 2009, we were not in compliance with the current ratio financial covenant and certain other covenants related to accounts payable, permitted liens and permitted debt under our credit facility. On April 14, 2009, the lenders waived compliance with the current ratio as of March 31, 2009, and with such other restrictive covenants, subject to certain financial caps, until the next borrowing base redetermination expected in the fall of 2009. We have also not been in compliance with certain financial covenants for the last four quarters, but obtained waivers and/or amendments in each instance. As a result of such non-compliance, we are currently unable to borrow additional funds under our credit agreement. We believe that we may not be in compliance with certain financial and other covenants throughout the remainder of 2009, but will seek additional waivers. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness or foreclose on properties held by liens. In addition, due to borrowing base limitations, we are also unable to borrow additional funds under the credit facility. As of May 14, 2009, our borrowing base was $9.0 million, with further monthly reductions of $500,000 until the borrowing base reaches $6.5 million on October 1, 2009.  If natural gas prices do not improve, we expect that our borrowing base could be further reduced in the future.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” for further discussion of our credit facility.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Fourth Amendment to Credit Agreement, dated as of April 14, 2009 (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on April 15, 2009).

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15, 2009

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2009