Form 10-Q/A
period 2009-03-31
Pinnacle Gas Resources, Inc.
filed 2009-06-23
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Pinnacle Gas Resources, Inc. filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 15, 2009 for the quarter ended March 31, 2009 (the “Original Filing”). This Amendment No. 1 amends the Original Filing and is being filed solely for the purpose of correcting a typographical error contained in Exhibits 32.1 and 32.2 of the Original Filing. The remainder of the Form 10-Q is unchanged and is reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 23, 2009

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:	June 23, 2009