Form 10-Q
period 2009-06-30
Pinnacle Gas Resources, Inc.
filed 2009-08-19
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

29,722,111 shares of the registrant’s Common Stock were outstanding as of August 18, 2009.

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

• our other plans and objectives for future operations

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(in thousands, except
	share and
	per share data)
Assets
Current assets
Cash and cash equivalents	$47	$346
Receivables
Accrued gas sales	747	2,091
Joint interest receivables, net of $100 allowance for doubtful accounts	1,453	4,824
Derivative instruments	2,541	4,345
Inventory of material for drilling and completion	57	83
Prepaid expenses	96	196
Total current assets	4,941	11,885
Property and equipment, at cost, net of accumulated depreciation	1,526	1,798
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	10,840	34,522
Unproved	86,483	86,827
Inventory of material held for exploration and development	404	384
Deposits	64	199
Restricted certificates of deposit	2,740	2,725
Total assets	$106,998	$138,340
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$8,077	$11,530
Trade accounts payable	9,334	10,112
Revenue distribution payable	2,911	4,625
Drilling prepayments from joint interest owners	56	—
Asset retirement obligations, current	319	341
Accrued liabilities	2,846	1,539
Total current liabilities	23,543	28,147
Asset retirement obligations, non-current	3,138	3,025
Derivative Instruments, non-current	328	—
Production taxes, non-current	409	1,156
Long term debt – net of current portion	762	733
Total liabilities	28,180	33,061
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 29,722,111 and 29,193,573 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	289	289
Additional paid-in capital	151,387	150,879
Accumulated deficit	(72,858)	(45,889)
Total stockholders’ equity	78,818	105,279
Total liabilities and stockholders’ equity	$106,998	$138,340

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except share and
	per share data)
Revenues
Gas sales	$1,605	$7,573	$4,370	$13,234
Total revenues	1,605	7,573	4,370	13,234
Cost of revenues and expenses
Lease operating expenses	939	1,348	2,124	3,398
Production taxes	140	860	418	1,519
Marketing and transportation	895	1,210	2,145	2,287
General and administrative, net	1,183	3,217	2,214	4,591
Depreciation, depletion, amortization and accretion	916	2,284	2,744	4,013
Impairment of oil and gas properties	6,431	—	23,250	—
Total cost of revenues and expenses	10,504	8,919	32,895	15,808
Operating loss	(8,899)	(1,346)	(28,525)	(2,574)
Other income (expense)
Gain (loss) on derivatives	(651)	(2,664)	1,377	(7,235)
Interest income	26	34	34	99
Other income	95	122	200	223
Interest expense	(30)	(20)	(55)	(35)
Total other income (expense)	(560)	(2,528)	1,556	(6,948)
Net loss before income taxes	(9,459)	(3,874)	(26,969)	(9,522)
Income taxes	—	—	—	—
Net loss attributable to common stockholders	$(9,459)	$(3,874)	$(26,969)	$(9,522)
Basic and diluted net loss per share	$(0.32)	$(0.13)	$(0.92)	$(0.33)
Weighted average shares outstanding — basic and diluted	29,364,087	29,000,101	29,277,885	29,008,000

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(26,969)	$(9,522)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of oil and gas properties	23,250	—
Depreciation, depletion, amortization and accretion	2,723	4,013
(Gain) loss on derivatives	(1,377)	7,235
Stock-based compensation	508	433
Changes in assets and liabilities
Decrease (increase) in receivables	1,515	(3,975)
Decrease in inventory of material for drilling and completion	26	40
Decrease in prepaid expenses	100	1,144
Increase in trade accounts payable and accrued liabilities and production taxes	820	3,853
(Decrease) increase in revenue distribution payable	(1,714)	1,814
Decrease (increase) in drilling prepayments from joint interest owners	56	(19)
Net cash provided by (used in) operating activities	(1,062)	5,016
Cash flows from investing activities
Capital expenditures — exploration and production	(2,488)	(14,377)
Capital expenditures — property and equipment	(88)	(358)
Proceeds received from sale of oil and gas properties	3,200	—
Decrease (increase) in purchase of restricted certificate of deposit and deposits	120	(1,589)
(Increase) decrease in inventory held for exploration and development	(20)	115
Realized gain (loss) on derivatives	3,510	(769)
Net cash provided by (used in) investing activities	4,234	(16,978)
Cash flows from financing activities
Principal payments on note payable	(3,471)	(11)
Proceeds from long-term debt	—	5,000
Issuance costs related to common stock	—	(6)
Net cash (used in) provided by financing activities	(3,471)	4,983
Net decrease in cash and cash equivalents	(299)	(6,979)
Cash and cash equivalents at beginning of the year	346	8,151
Cash and cash equivalents at June 30, 2009 and 2008, respectively	$47	$1,172
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,740	$8,352
Asset retirement obligation included in oil and gas properties	—	268
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$55	$35

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statement of Stockholders’ Equity

(in thousands, except for share data)

			Stockholders’ Equity
	Common Stock		Warrants and	Additional Paid-In	Accumulated
	Shares	Amount	Options	Capital	Deficit	Total

Balance at December 31, 2008	29,193,573	$289	—	$150,879	$(45,889)	$105,279
Issuance of restricted shares (unaudited)	534,102	—	—	289	—	289
Forfeiture of restricted shares (unaudited)	(5,564)	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	219	—	219
Net loss (unaudited)	—	—	—	—	(26,969)	(26,969)
Balance at June 30, 2009 (unaudited)	29,722,111	$289	—	$151,387	$(72,858)	$(78,818)

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

Due to the current economic and pricing environment, the Company is actively marketing certain assets to raise additional capital and is also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. The Company sold its high pressure gas gathering system in the Cabin Creek project area in Wyoming, and its remaining interest in the Arvada project area in Wyoming in April 2009. The Company received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of its indebtedness outstanding under the credit facility and used the remainder for general operating purposes. The Company has also executed additional hedges of its gas production to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, the Company had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu.  In May, the Company had 7,000 Mmbtu per day hedged through a combination of fixed price swap and a costless collar at a weighted average floor price of $5.65 per Mmbtu and a ceiling price of $5.94 per Mmbtu. From June through December 2009, the Company has 8,000 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $5.44 per MMbtu and a ceiling price of $5.69 per MMbtu. The hedges were executed based on the Colorado Interstate Gas price. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.

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

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first six months of 2009.  The results for the three and six months ending June 30, 2009 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. No impairment was recorded for unevaluated properties for the three and six months ended June 30, 2009.  Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years.  Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned.  As of June 30, 2009 and December 31, 2008, the estimated salvage value was approximately $7.2 million and $7.1 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At June 30, 2009, the capitalized cost of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $9.0 million based upon a natural gas price of approximately $2.69 per Mcf in effect at that date.  Based on the subsequent price increase to $3.09 per Mcf on August 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $6.4 million. Therefore, an impairment of approximately $6.4 million was taken for the quarter ended June 30, 2009.  This impairment of the Company’s oil and gas properties resulted from low commodity prices in the second quarter of 2009.  No impairment was taken for the quarter ended June 30, 2008 based on a natural gas price of $8.73 per Mcf.

Per Share Information

Basic loss per share is computed by dividing net loss from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to stockholders, all of the Company’s stock options and warrants were anti-dilutive. Common stock equivalents of 842,280, and 750,000 at June 30, 2009, and 2008, respectively, were excluded because they were anti-dilutive due to the net loss attributable to stockholders incurred in such periods.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ‘‘Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2009 and December 31, 2008, the Company had recorded a full valuation allowance for its net deferred tax asset.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109’’ (FIN 48). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements only those tax positions that are ‘‘more-likely-than-not’’ of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. As a result of this review, the Company did not identify any material deferred tax assets that required adjustment. As of June 30, 2009 and 2008 the Company had not recorded any material uncertain tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2009 and 2008, the Company had not recognized any interest or penalties in its statement of operations or statement of financial position.

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

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, “Fair Value Measurements,” which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s financial statements.  On January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of June 30, 2009.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  FSP FAS 157-4 is effective for the quarter ending June 30, 2009.  Adoption of this FSP did not have a material impact on the Company’s financial statements.

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

On April 1, 2009, the Company adopted SFAS No. 165 which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires companies to disclose the date through which the company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued.  In accordance with SFAS 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 18, 2009 which is the issuance date of this report.  There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the SEC, under federal securities laws, as authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for interim and annual periods ending on or after September 15, 2009.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using the Company’s best estimate of its credit-adjusted risk-free rate. The credit adjusted risk free rate is based on the Company’s borrowing under its credit facility or, if borrowings are not available under the credit facility because of borrowing base or covenant limitations, the rate is based on the interest rate available from its banks for senior secured debt or mezzanine debt. Based on the Company’s current inability to borrow under its credit facility, the Company’s credit adjusted risk free rate at June 30, 2009 and December 31, 2008 was the prime rate plus 7% or 10.25%. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For the quarter ended June 30, 2009, no wells were drilled, completed or acquired.

The following is a summary of the Company’s asset retirement obligation activity for the three and six months ended June 30, 2009 and June 30, 2008 (unaudited).

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2009		2008
Beginning balance asset retirement obligations	$3,422	$3,366	$2,926	$2,767
Additional obligation added during the period	—	—	167	268
Obligations settled during the period	(23)	(23)	—	—
Accretion expense	58	114	61	119
Ending balance of asset retirement obligations	$3,457	$3,457	$3,154	$3,154

Note 4 — Restricted Assets (Certificates of Deposit), Surety Bonds and Deposits

Certificates of deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2010, totaling $159,000. The CD is collateral on bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of June 30, 2009. The issuer of the bonds has commenced litigation against the Company to increase their collateral position. See the litigation discussion in Note 9. Additionally, the Company holds two CDs for $604,000 and $964,000 which were issued in February 2006 and expire in February 2010 and May 2010, respectively. These CDs collateralize letters of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby, Deer Creek and Cabin Creek areas. The Company has included these amounts in non-current assets as of June 30, 2009 because the Company also intends to renew the CDs in order to maintain power supply on a long-term basis. In April 2007, the Company issued a $1,000,000 letter of credit that expires in April 2010 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. The Company has included this amount in non-current assets as of June 30, 2009 because the pipeline and compression facilities are not expected to be completed and fully utilized until the end of 2010.

Surety Bonds.

In June, 2009, the Company posted additional idle well surety for approximately $13,000 to the Wyoming Oil & Gas Conservation Commission. This was the first monthly installment of 18 that the Commission has requested for surety on wells that will need to be plugged by Pinnacle. The surety amount may be adjusted downward by the Commission if the Company aggressively and successfully plugs the proposed wells in question. These amounts are included in restricted certificates of deposits in the accompanying balance sheet at June 30, 2009.

Deposits.

The Company has included approximately $75,000 related to royalty payments in deposits partially offset by a timing difference of $11,000 for water disposal charges billed to joint interest owners. These amounts are included in Deposits in the accompanying balance sheet at June 30, 2009.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under provisions of SFAS No. 133. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be assets totaling $2,213,000 and a liability of $5,910,000 at June 30, 2009 and 2008, respectively. The Company realized a hedging gain of $2,053,000 and a hedging loss of $676,000 for the quarters ended June 30, 2009 and 2008, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $2,704,000 and $1,988,000 for the quarters ended June 30, 2009 and June 30, 2008 respectively. The aggregate of these contracts resulted in the loss on derivatives of $651,000 and $2,664,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, the Company realized a hedging gain of $3,510,000 compared to a hedging loss of $769,000 for the six months ended June 30, 2008. The Company had an unrealized loss of $2,133,000 and $6,466,000 for the six months ended June 30, 2009 and 2008, respectively. The aggregate of these contracts resulted in a gain on derivatives of $1,377,000 and a loss on derivatives of $7,235,000 for the six months ended June 30, 2009 and 2008, respectively. Unrealized and realized gains and losses are included in the gains or losses on derivatives in the statement of operations. Because the Company’s derivative contracts were not accounted for as cash flow hedges, the Company classifies the realized gains and losses in the investment activities in the accompanying statement of cash flows.

As of June 30, 2009 and 2008, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
June 30, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	1,000	$4.00	06/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-12/10
June 30, 2008 (unaudited)
Natural Gas—Swap	2,500	$6.63	02/08-12/08
Natural Gas—Collar	2,000	$6.50–$7.50	01/09-12/09
Natural Gas—Swap	1,500	$7.44	03/08-12/08
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Collar	3,000	$6.50–$8.20	01/08-12/08

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Note 6 — Stock Based Compensation

Options under Stock Incentive Plan

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At June 30, 2009, there were options to purchase 640,000 shares granted under the plan.

The options granted since formation in June 2003 vest in general as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

At June 30, 2009, the Company had unvested options to purchase 25,000 shares with a weighted average grant date fair value of $91,000. During the three months ended June 30, 2009, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2006 ratably over the next two years. During the three and six months ended June 30, 2009 the Company recognized an expense of approximately $96,000 and $217,000, respectively, based on the fair value of the vested options.

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2008	676,250	$5.93
Canceled or forfeited	(36,250)	8.01
Outstanding, June 30, 2009 (unaudited)	640,000	$5.81	2.83	$—
Exercisable, June 30, 2009 (unaudited)	615,000	$5.65	2.76	$—

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	1.3 years	137,500	$4.00	Black-Scholes (minimum value)
$4.80	265,000	2.7 years	265,000	$4.80	Black-Scholes (minimum value)
$5.20	112,500	3.5 years	112,500	$5.20	Black-Scholes
$8.40	25,000	4.9 years	12,500	$8.40	Black-Scholes
$11.00	100,000	4.0 years	87,500	$11.00	Black-Scholes
Total	640,000		615,000

Stock Appreciation Rights under Stock Incentive Plan

The Company has adopted a stock incentive plan authorizing the grant of Stock Appreciation Rights (“SARs”). A SAR confers on the participant a right to receive, upon exercise, the excess of the fair market value of a share of Common Stock on the date of the exercise over  $1.00. Such excess shall be paid in cash or common stock or a combination thereof to the participant. On June 1, 2009, 202,280 SARs were granted and outstanding as of June 30, 2009.

The SARs granted in June 2009 vest in general as follows:

Year 1	33.33%
Year 2	33.33%
Year 3	33.34%
100.00%

At June 30, 2009 the Company had unvested options to purchase 202,280 shares with a weighted average grant date fair market value of $74,000.

The following table summarizes stock appreciation activity for the six months ended June 30, 2009:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	—	—
Granted on June 1, 2009	202,280	$0.41
Canceled or forfeited	—	—	—
Outstanding at June 30, 2009 (unaudited)	202,280	$0.41	6.92

During the three and six months ended June 30, 2009, the Company recognized compensation expense of approximately $2,000, based on the fair value of the vested shares using a Black-Scholes model.

Restricted Stock under the Stock Incentive Plan

The Company has a stock incentive plan whereby grants of restricted stock have been awarded to members of the Board of Directors and certain executives and employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements. During the three and six months ended June 30, 2009, the Company recognized compensation expense of approximately $78,000 and $289,000, respectively, based on the fair value of the vested shares.

A summary of the status and activity of the restricted stock for the six months ended June 30, 2009 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	203,577	$4.78
Granted	534,102	$.41
Forfeited	(5,564)	$6.05
Vested	(340,897)	$.72
Non-vested at June 30, 2009 (unaudited)	391,218	$2.37

As of June 30, 2009, the Company had approximately $0.7 million of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting periods of three to five years.

Note 7 — Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2009 and December 31, 2008, the Company had $8.0 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant and borrowing base limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions of approximately $666,667 per month until it reached $10.5 million on April 1, 2009. As of April 14, 2009, the Company’s borrowing base was further reduced to $9.0 million, subject to automatic reductions of $500,000 per month until it reaches $6.5 million on October 1, 2009, where it will remain until the next borrowing base redetermination. If natural gas prices do not improve, the Company expects that its borrowing base could be further reduced in the future.  At August 13, 2009, the Company’s debt outstanding under the credit facility was $7.5 million.

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

On April 14, 2009, the Company and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination, subject to certain financial caps.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  The Company and the lenders are negotiating the terms of a fifth amendment to the Credit Agreement which would provide for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants.  The Company anticipates, although there is no assurance, that the fifth amendment will be executed on or before August 26, 2009.

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

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% during the first three years, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of June 30, 2009, the Company had $748,000 outstanding in principal and interest on this mortgage.  On November 15, 2008, the interest rate on the Company’s mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of June 30, 2009, the variable rate was 4.75%.

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$2,541	$—	$2,541
Liabilities
Oil and gas derivative instruments	$—	$(328)	$—	$(328)
Total	$—	$2,213	$—	$2,213

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

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of its building in August 2005, the Company was assigned the lease agreements for existing tenants in the building. The leases expire from January 2010 to December 2013. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31:
2009	$50,000
2010	63,000
2011	60,000
2012	60,000
2013	60,000
Total minimum lease payments	$293,000

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

The 2005 injunction was lifted by the Ninth Circuit Court of Appeals on October 29, 2007. The record of decision (ROD) for the SEIS was signed by the BLM on December 30, 2008 and went into effect on January 14, 2009. The Suspension of Operations and Production for the suspended leases was terminated effective February 1, 2009. We have received letters from the BLM with amended lease terms of the affected leases. Leases that were suspended have been placed back into an active lease status with the primary term increasing for approximately three to five years based on the time period the leases were in suspension.

The Company was named as a defendant in litigation brought by RLI Insurance Company (Civil Cause No. 09-CV-157-J) filed in United States District Court for the District of Wyoming on July 6, 2009.  The complaint alleges that the Company failed to provide $1,439,360 in additional collateral requested by plaintiff to secure certain bonds issued by plaintiff on behalf of the Company.  Plaintiff seeks the additional bond collateral plus attorney’s fees and costs.  This litigation is in the preliminary stages and the Company intends to vigorously defend the allegations in the complaint.

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

Note 10 — Recent Developments

On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  The Company and the lenders are negotiating the terms of a fifth amendment to the Credit Agreement which would provide for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants.  The Company anticipates, although there is no assurance, that the fifth amendment will be executed on or before August 26, 2009.

****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008, including in “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of coalbed methane (“CBM”) properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of June 30, 2009, we owned natural gas and oil leasehold interests in approximately 477,000 gross (332,000 net) acres, approximately 90% of which were undeveloped. As of June 30, 2009, we had estimated net proved reserves of approximately 11.4 Bcf based on the CIG index price of $2.69 per Mcf. For the first half of 2009 and the remainder of 2009, we have operated and expect to continue to operate with a reduced capital expenditure plan. Under our reduced capital expenditure plan, we will generally make only such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. We had total capital expenditures of $2.5 million for the six months ended June 30, 2009.  Our capital expenditure budget for 2009 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.

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

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2009 and December 31, 2008, we had $8.0 million and $11.5 million, respectively, of debt outstanding under the facility.

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

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $7.84 per Mcf for the first eight months of 2008 but only $3.15 per Mcf for the last four months of 2008. For the first six months of 2009, the price averaged $2.82 per Mcf. This decrease in price has caused us to reevaluate our 2009 business plan. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

Credit Facility and Liquidity

On April 14, 2009, we and the lenders entered into the fourth amendment to the credit facility which waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination expected in the fall of 2009, subject to certain financial caps.  In connection with the waiver of the restrictive covenants, the lenders reduced our borrowing base to $9.0 million as of April 14, 2009, with further monthly reductions until the borrowing base reaches $6.5 million on October 1, 2009.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  We are negotiating the terms of a fifth amendment to the Credit Agreement which would provide for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants.  We anticipate, although there is no assurance, that the fifth amendment will be executed on or before August 26, 2009.  We believe that we may not be in compliance with the current ratio financial covenant and certain other covenants throughout 2009, but management anticipates receiving waivers in the future based on prior dealings with the lender and continued compliance with the borrowing base limitations. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms.  If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness under the credit facility or foreclose on properties held by liens.  We have remained in compliance with the payment of principal and interest pertaining to the credit facility including ensuring that our outstanding borrowings remain within the limitations of the borrowing base.  Due to borrowing base limitations and waiver stipulations, we are currently unable to incur additional indebtedness under the credit facility and may be further limited in the future. Please see “—Liquidity and Capital Resources—Credit Facility” for further information regarding our credit facility, borrowing base and the covenant limitations.

In accordance with accounting guidance, we have classified all of the outstanding debt under the credit facility totalling $8.0 million as of June 30, 2009 as a current payable because it is unlikely that we will have cured the noncompliance of certain restrictive covenants during 2009. We have further reduced our outstanding indebtedness under the credit facility to $7.5 million as of August 18, 2009 in order to be in compliance with the borrowing base limitation.

Due to the current economic and pricing environment and our liquidity position, we are actively marketing certain assets to raise additional capital and are also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. We sold our high pressure gas gathering system in the Cabin Creek project area in Wyoming and our remaining interest in the Arvada project area in Wyoming in April 2009. We received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of the indebtedness outstanding under our credit facility and for general operating purposes. We have also executed additional hedges of its gas to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, we had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu.  In May, we had 7,000 Mmbtu per day hedged through a combination of fixed price swap and a costless collar at a weighted average floor price of $5.65 per Mmbtu and a ceiling price of $5.94 per Mmbtu. From June through December 2009, we have 8,000 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $5.44 per MMbtu and a ceiling price of $5.69 per MMbtu. The hedges were executed based on the Colorado Interstate Gas price.

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

Depreciation, depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. No impairment was recorded for unevaluated properties for the three and six months ended June 30, 2009.  Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years.  Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned.  As of June 30, 2009 and December 31, 2008, the estimated salvage value was approximately $7.2 million and $7.1 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation.  At June 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $9.0 million based upon a natural gas price of approximately $2.69 per Mcf in effect at that date.  Based on the subsequent price increase to $3.09 on August 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $6.4 million. Therefore, an impairment of approximately $6.4 million was taken for the quarter ended June 30, 2009.  This impairment of our oil and gas properties resulted from low commodity prices in the second quarter of 2009. No impairment was taken for the quarter ended June 30, 2008 based on a natural gas price of $8.73 per Mcf. A decline in gas prices or an increase in operating costs or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At June 30, 2009 and December 31, 2008, there was no such liability recorded.

Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at June 30, 2009, and December 31, 2008 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at June 30, 2009 and at December 31, 2008, the impact would have been a change of $75,000 and $209,000, respectively.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have had a $346,000 effect on our asset retirement obligation liability at June 30, 2009.

The following is a summary of our asset retirement obligation activity for the three and six months ended June 30, 2009 and June 30, 2008 (unaudited):

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2009		2008
Beginning balance of asset retirement obligations	$3,422	$3,366	$2,926	$2,767
Additional obligation added during the period	—	—	$167	$268
Obligations to be settled	(23)	(23)	—	—
Accretion expense	58	114	61	119
Ending balance of asset retirement obligations	3,457	3,457	3,154	3,154

Inventory

We acquired inventory of oil and gas equipment, primarily tubulars, in 2007 and 2008, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $46,000 reduction in our inventory valuation as of June 30, 2009. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we recorded an impairment. No impairments were recorded during the six months ended June 30, 2009 and the year ended December 31, 2008.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the six months ended June 30, 2009 would have increased or decreased our expenses billed to working interest owners by approximately $34,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2009 and December 31, 2008, we recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48. As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of June 30, 2009 and 2008, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2009 and 2008, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments,” which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $217,000 for the six months ended June 30, 2009, based on the fair value of vested options.  We recognized an expense of approximately $289,000 for the six months ended June 30, 2009, based on the fair value of restricted stock that vested during the quarter.  We recognized an expense of approximately $2,000 for the six months ending June 30, 2009, based on the fair market value of stock appreciation rights. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 at each of June 30, 2009 and December 31, 2008.

Transportation Costs

We account for transportation costs under Emerging Issues Task Force Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under SFAS No. 5, “Accounting for Contingencies,” which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At June 30, 2009 and December 31, 2008, we recorded no liability for legal proceedings.

Per Share Information

Basic loss per share is computed by dividing net loss from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic net loss per share for the three months ended June 30, 2009 because potential common stock equivalents were anti-dilutive. Certain option to purchase shares of our common stock were excluded from the dilution calculations because the shares were anti-dilutive. At June 30, 2009 and 2008, 842,280 and 750,000 options, respectively, were excluded because they were anti-dilutive due to the net loss attributable to stockholders incurred in such periods.

New Accounting Pronouncements

For information concerning new accounting pronouncements, please see Note 2 — Basis of Presentation of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

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

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the three months ended June 30, 2009, the NYMEX natural gas index price ranged from a high of $4.45 per MMBtu to a low of $3.25 per MMBtu, while the CIG natural gas index price ranged from a high of $3.47 per MMBtu to a low of $1.33 per MMBtu. During the year ended December 31, 2008, the NYMEX natural gas index price ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu, while the CIG natural gas index price ranged from a high of $10.26 per MMBtu to a low of $1.00 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the three months ended June 30, 2009, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2009 through June 30, 2009, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a discount of $0.73 to $2.30 per MMBtu, with an average differential of a discount of $1.45 per MMBtu. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

The U.S. House of Representatives recently passed the American Clean Energy and Security Act of 2009 which, if passed into law, will establish a federal cap-and-trade system. Under this system, major producers of greenhouse gas emissions would be required to acquire emission allowances, either through purchases at auctions or through trades with other allowance holders, and then surrender the allowances to the government.  If a regulated party could not acquire sufficient allowances or reduce its emissions to the level of the allowances that it did acquire, the party would face regulatory penalties.  This legislation would initially cover electrical generation facilities and would phase in coverage of other industrial sources of emissions and natural gas and fossil fuel distribution.  If this or similar legislation is enacted into law, it could have a material adverse effect on our operations through significant increases in operating costs and decreases in the demand for natural gas.

The U.S. Congress is currently considering legislation that would amend the Safe Drinking Water Act to eliminate an existing exemption from federal regulation of hydraulic fracturing activities.  Hydraulic fracturing is a common process in our industry of creating artificial cracks or fractures in deep underground formations through the pressurized injection of water or other materials.  The resulting fractures allow natural gas and oil to flow more freely to a producing well.  This process is often necessary to produce economically viable quantities of oil and natural gas from many reservoirs.  Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  If adopted, the proposed amendment to the Safe Drinking Water Act could result in additional regulations and permitting requirements at the federal level.  These additional regulations and permitting requirements could lead to significant operational delays and increased operating costs as well as encumbering field enhancements through fracturing.

Results of Operations

Net loss attributable to stockholders for the quarter ended June 30, 2009 was $9.5 million, or $0.32 per diluted share, on total revenues of $1.6 million. Other income for the quarter ended June 30, 2009 included a $2.7 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with the provisions of SFAS No. 133. Absent such change in the valuation of hedges, we would have shown a loss of $6.8 million. In addition, we recorded an impairment of $6.4 million for the quarter ended June 30, 2009.  Absent the impairment and unrealized loss on derivatives, we would have shown a loss of $0.4 million. This compares to a net loss attributable to stockholders of $3.9 million for the quarter ended June 30, 2008 on total revenue of $7.6 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $2.0 million shown in other income, our results for the quarter ended June 30, 2008 would have been a net loss attributable to common stockholders of $1.9 million. We did not record an impairment for the quarter ended June 30, 2008.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Gas sales volume.

Gas sales volume decreased 30%, from 1,001 MMcf in the three months ended June 30, 2008 to 702 MMcf in the three months ended June 30, 2009. Daily sales volume was 7.7 MMcf for the three months ended June 30, 2009 as compared to 10.9 MMcf for the three months ended June 30, 2008, a 3.2 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices.

Gas sales revenue.

Revenue from gas sales decreased approximately $6.0 million during the three months ended June 30, 2009, to approximately $1.6 million, a 79% decrease compared to the three months ended June 30, 2008. This decrease was primarily due to a decrease in the average realized price per Mcf along with a reduction in gas sales volume. The average realized price per Mcf decreased approximately 70%, from $7.57 per Mcf in the three months ended June 30, 2008 to $2.29 per Mcf in the three months ended June 30, 2009.

Derivatives.

For the three months ended June 30, 2009, we had an unrealized loss of $2.7 million compared to an unrealized loss of $2.0 million for the three months ended June 30, 2008. The unrealized losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended June 30, 2009 resulted in a realized gain of $2.1 million compared to a realized hedge loss of $0.7 million during the three months ended June 30, 2008. The realized hedge gain for the three months ended June 30, 2009 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.4 million in the three months ended June 30, 2009 to $0.9 million, a 30% decrease compared to the three months ended June 30, 2008. This decrease resulted primarily from a reduction in contract services, fuel, workover, and water management related costs during the three months ended June 30, 2009. On a Mcf basis, lease operating expenses decreased 1% from $1.35 per Mcf in the three months ended June 30, 2008 to $1.34 per Mcf in the three months ended June 30, 2009.

Production taxes.

Production taxes decreased $0.7 million in the three months ended June 30, 2009 to $0.1 million, a 84% decrease from the three months ended June 30, 2008. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the three months ended June 30, 2009 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.20 per Mcf for the three months ended June 30, 2009 and $0.86 per Mcf for the three months ended June 30, 2008, a 77% decrease, which correlates to the decrease in the price per Mcf received in the three months ended June 30, 2009 from the three months ended June 30, 2008.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.3 million in the three months ended June 30, 2009 to approximately $0.9 million, a 26% decrease from the three months ended June 30, 2008. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 5% to $1.27 per Mcf in the three months ended June 30, 2009 from $1.21 per Mcf in the three months ended June 30, 2008.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.3 million and $0.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively, a 36% decrease. General and administrative expenses, net, decreased $2.0 million in the three months ended June 30, 2009 to $1.2 million. On an Mcf basis, general and administrative expenses, net decreased 47%, from $3.21 per Mcf in the three months ended June 30, 2008 to $1.69 per Mcf in the three months ended June 30, 2009. The decrease in general and administrative expenses was primarily a result of staff and pay reductions. In addition, during the three months ended June 30, 2008, general and administrative expenses included a $2.1 million charge related to the failed Quest merger.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.4 million for the three months ended June 30, 2009 to $0.9 million, a 60% decrease compared to the three months ended June 30, 2008. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool at June 30, 2009. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $1.30 per Mcf in the three months ended June 30, 2009 from $2.20 per Mcf in the three months ended June 30, 2008.

Impairment.

At June 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $9.0 million based upon a natural gas price of approximately $2.69 per Mcf (based on the CIG Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to $3.09 per Mcf on August 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $6.4 million. Therefore, an impairment of approximately $6.4 million was taken for the quarter ended June 30, 2009. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Gas sales volume.

Gas sales volume decreased 19%, from 1,880 MMcf in the six months ended June 30, 2008 to 1,516 MMcf in the six months ended June 30, 2009. Daily sales volume was 8.4 MMcf for the six months ended June 30, 2009 as compared to 10.3 MMcf for the six months ended June 30, 2008, a 1.9 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales decreased approximately $8.9 million during the six months ended June 30, 2009, to approximately $4.4 million, a 67% decrease compared to the six months ended June 30, 2008. This decrease was primarily due to a decrease in the average realized price and a decrease in gas sales volume per Mcf. The average realized price per Mcf decreased approximately 59%, from $7.04 per Mcf in the six months ended June 30, 2008 to $2.88 per Mcf in the six months ended June 30, 2009.

Derivatives.

For the six months ended June 30, 2009, we had an unrealized loss of $2.1 million compared to an unrealized loss of $6.5 million for the six months ended June 30, 2008. The unrealized losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the six months ended June 30, 2009 resulted in a realized gain of $3.5 million compared to a realized hedge loss of $0.8 million during the six months ended June 30, 2008. The realized hedge gain for the six months ended June 30, 2009 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $1.3 million in the six months ended June 30, 2009 to $2.1 million, a 38% decrease compared to the six months ended June 30, 2008. This decrease resulted primarily from a reduction in contract services, fuel, workover and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the six months ended June 30, 2009. On a Mcf basis, lease operating expenses decreased 23% from $1.81 per Mcf in the six months ended June 30, 2008 to $1.40 per Mcf in the six months ended June 30, 2009.

Production taxes.

Production taxes decreased $1.1 million in the six months ended June 30, 2009 to $0.4 million, a 72% decrease from the six months ended June 30, 2008. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the six months ended June 30, 2009 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.28 per Mcf for the six months ended June 30, 2009 and $0.81 per Mcf for the six months ended June 30, 2008, a 65% decrease, which correlates to the decrease in the price per Mcf received in the six months ended June 30, 2009 from the six months ended June 30, 2008.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.1 million in the six months ended June 30, 2009 to approximately $2.1 million, a 6% decrease from the six months ended June 30, 2008. The decrease related primarily to a slight decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 16% to $1.41 per Mcf in the six months ended June 30, 2009 from $1.22 per Mcf in the six months ended June 30, 2008.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.7 million in the six months ended June 30, 2009 compared to $0.9 million for the six months ended June 30, 2008, a 27% decrease. General and administrative expenses, net, decreased $2.4 million in the six months ended June 30, 2009 to $2.2 million. On an Mcf basis, general and administrative expenses, net decreased 40%, from $2.44 per Mcf in the six months ended June 30, 2008 to $1.46 per Mcf in the six months ended June 30, 2009. The decrease in general and administrative expenses was primarily a result of staff and pay reductions. In addition, during the six months ended June 30, 2008, general and administrative expenses included a $2.1 million charge related to the failed Quest merger.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.3 million for the six months ended June 30, 2009 to $2.7 million, a 32% decrease compared to the six months ended June 30, 2008. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $1.81 per Mcf in the six months ended June 30, 2009 from $2.13 per Mcf in the six months ended June 30, 2008.

Impairment.

In the six months ending June 30, 2009, our oil and gas properties exceeded the full cost ceiling limitation by approximately $23.2 million.  Consequently, in the quarter ending March 31, 2009, we recorded an impairment to our oil and gas properties of approximately $16.8 million based upon a natural gas price of $3.31 per Mcf (the CIG Rocky Mountain Index price) in effect at May 12, 2009. At June 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $9.0 million based upon a natural gas price of approximately $2.69 per Mcf in effect at that date. Based on the subsequent price increase to $3.09 per Mcf on August 12, 2009, the capitalized cost exceeded the full cost ceiling limitation by $6.4 million. Therefore, an impairment of approximately $6.4 million was taken for the quarter ended June 30, 2009. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

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

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2009 and December 31, 2008, we had $8.0 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions of approximately $666,667 per month until it reached $10.5 million on April 1, 2009. As of August 13, 2009, our borrowing base was reduced to $7.5 million, subject to automatic reductions of $500,000 per month until it reaches $6.5 million on October 1, 2009, where it will remain until the next borrowing base redetermination. If natural gas prices do not improve, we expect that our borrowing base could be further reduced in the future.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of June 30, 2009 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On April 14, 2009, we and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2008 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the current ratio financial covenant and next borrowing base redetermination, subject to certain financial caps. On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  We are negotiating the terms of a fifth amendment to the Credit Agreement which would provide for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants.  We anticipate, although there is no assurance, that the fifth amendment will be executed on or before August 26, 2009. We believe that we may not be in compliance with the current ratio financial covenant and certain other covenants throughout 2009, but management anticipates receiving waivers in the future based on prior dealings with the lender and continued compliance with the borrowing base limitations. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or comply with the restrictive covenants and are therefore in default, the lenders could avail themselves of the remedies under the credit agreement, including acceleration and foreclosure.

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of June 30, 2009, we had $748,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of June 30, 2009, the variable rate was 4.75%.

Capital Expenditure Budget.

We had total capital expenditures of $2.5 million for the six months ended June 30, 2009. Due to low CIG index prices, the economic climate and limited capital resources, we expect to continue to operate with a reduced capital expenditure plan through 2009. Under our reduced capital expenditure plan, we will generally only make such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Cash Flow from Operating Activities

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $5.0 million for the six months ended June 30, 2008. The change was primarily due to a decrease in our revenue distribution payable balance offset partially by a decrease in our accounts receivable balance.

Cash Flow from Investing Activities

Net cash provided by investing activities was $4.2 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $17.0 million for the six months ended June 30, 2008.  The increase in net cash provided by investing activities in the six months ended June 30, 2009 was primarily due to a sale of certain oil and gas properties and a realized gain on derivatives coupled with reduced capital expenditures as compared to the quarter ended June 30, 2008.

Cash Flow from Financing Activities

Net cash used in financing activities was $3.5 million for the six months ended June 30, 2009, compared with net cash provided by financing activities of $5.0 million for the six months ended June 30, 2008. The change was primarily due to a reduction in the balance owed on the line of credit for the six ended June 30, 2009, compared to additional borrowings for the six months ended June 30, 2008.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of June 30, 2009:

	Total	2009	2010-2011	2012-2013	Thereafter
	(In thousands)
Notes payable in connection with the mortgage	748	15	63	70	600
Asset retirement obligations	3,457	319	875	1,069	1,194
Production and property taxes	2,721	1,156	1,565	—	—
Total	$6,926	$1,490	$2,503	$1,139	$1,794

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of June 30, 2009. At June 30, 2009, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

	Year Ending December 31, 2009	Year Ending December 31, 2010
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	368,000	—
Ceiling	368,000	—
Weighted-average fixed price per MMBtu(1)
Floor	$6.50	$—
Ceiling	$7.50	$—
Fixed-price sales(2)	$7.50	$—
Fair value, net (thousands)(3)	$1,193	$—
Natural Gas Swaps:
Contract volumes (MMBtu)	1,104,000	1,395,000
Weighted-average fixed price sales per MMBtu(1)	$5.09	$4.52
Fair value, net (thousands)(3)	$1,836	$(816)
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,472,000	1,395,000
Fixed-price sales(2)	$5.69	$4.52
Fair value, net (thousands)(3)	$3,029	$(816)

(1)      Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)       Assumes ceiling prices for natural gas collar volumes.

(3)      Fair value based on CIG index price in effect for each month as of June 30, 2009.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of June 30, 2009, we had $8.0 million in outstanding indebtedness under our credit facility.  Borrowings under the credit facility bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization.  The weighted average interest rate for borrowings under our credit facility was 4.75% for the six months ended June 30, 2009 and 3.0% for the six months ended June 30, 2008. A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $80,000 per year.

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

There has been no material developments during the quarter ended June 30, 2009 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see Note 9 — “Commitments and Contingencies” of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report.

ITEM 1A. RISK FACTORS

The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008.

We continue to experience volatility in natural gas and oil prices which could have a material adverse effect on our business.

Our revenues, profitability and future growth and the carrying value of our natural gas and oil properties depend to a large degree on prevailing natural gas and oil prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon natural gas and oil prices. Prices for natural gas and oil are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas and oil, uncertainties within the market and a variety of other factors in large part beyond our control.  During the six months ended June 30, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $3.25 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $1.33 per MMBtu.  Please see “The volatility of natural gas and oil prices could have a material adverse effect on our business” under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008 for further information related to price volatility.

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

As of June 30, 2009, we were not in compliance with the current ratio financial covenant and certain other covenants related to accounts payable, permitted liens and permitted debt under our credit facility. On April 14, 2009, the lenders waived compliance with the current ratio as of March 31, 2009, and with such other restrictive covenants, subject to certain financial caps, until the next borrowing base redetermination expected in the fall of 2009. On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  We are negotiating the terms of a fifth amendment to the Credit Agreement which would provide for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants.  We anticipate, although there is no assurance, that the fifth amendment will be executed on or before August 26, 2009. We have also not been in compliance with certain financial covenants for the last four quarters, but obtained waivers and/or amendments in each instance. As a result of such non-compliance, we are currently unable to borrow additional funds under our credit agreement. We believe that we may not be in compliance with certain financial and other covenants throughout the remainder of 2009, but will seek additional waivers. There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness or foreclose on properties held by liens. In addition, due to borrowing base limitations, we are also unable to borrow additional funds under the credit facility. As of August 18, 2009, our borrowing base was $7.5 million, with further monthly reductions of $500,000 until the borrowing base reaches $6.5 million on October 1, 2009.  If natural gas prices do not improve, we expect that our borrowing base could be further reduced in the future.

Proposed legislation to eliminate or reduce certain federal income tax incentives and deductions available to oil and gas exploration and production companies could, if enacted into law, have a material adverse effect on our results of operations and cash flows.

On April 23, 2009, the “Oil Industry Tax Break Repeal Act of 2009” was introduced in the U.S. Senate.  This bill proposes amendments to the Internal Revenue Code of 1986 to eliminate or reduce certain federal income tax incentives and deductions currently available to oil and gas exploration and production companies.  The proposed amendments include the elimination or reduction of current deductions for intangible drilling and development costs, percentage depletion allowances, and the manufacturing deduction for oil and gas properties.  If some or all of these provisions are enacted into law, our effective tax rate and current income tax expense will increase, potentially significantly, which would reduce cash flows from operating activities and in turn reduce cash available for drilling and other exploration and development activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Stockholders held on May 21, 2009, the following matters were submitted to a vote of the Company’s stockholders:

1. Election of Directors.  F. Gardner Parker and Susan C. Schnabel were re-elected as Class III directors of the Company holding office until the end of such director’s term in 2012 and until such director’s respective successor is duly elected and qualified.  For each director nominee, votes were cast as follows:

NOMINEE	FOR	ABSTAIN
F. Gardner Parker	22,225,435	2,518,446
Susan C. Schnabel	22,130,606	2,613,275

The following directors continued in office after the meeting:

INCUMBENT DIRECTORS—CLASS I
Terms Expiring in 2010

Name	Age	Position	Director Since
Jeffrey P. Gunst	32	Director	2003
Thomas G. McGonagle	49	Director	2007
Peter G. Schoonmaker	50	Chief Executive Officer, President and Director	2006

INCUMBENT DIRECTORS—CLASS II
Terms Expiring in 2011

Name	Age	Position	Director Since
Robert L. Cabes, Jr.	39	Director	2003
Sylvester P. Johnson, IV	53	Director	2003

2. Ratification of Appointment of Independent Registered Public Accounting Firm.  At the meeting, the appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified by the Company’s stockholders.  The number of votes cast for and against the ratification of Ehrhardt Keefe Steiner & Hottman PC and the number of abstentions and broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
23,539,445	973,180	231,256	0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	—

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

*10.2	—	Waiver to Credit Agreement, dated as of August 19, 2009.

*31.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 19, 2009

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 19, 2009