Form 10-Q
period 2009-09-30
Pinnacle Gas Resources, Inc.
filed 2009-11-23
CIK 1362120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

29,911,697 shares of the registrant’s Common Stock were outstanding as of November 23, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$7	$346
Receivables
Accrued gas sales	526	2,091
Joint interest receivables, net of $100 allowance for doubtful accounts	1,256	4,824
Derivative instruments	—	4,345
Inventory of material for drilling and completion	57	83
Restricted certificates of deposits	300	—
Prepaid expenses	191	196
Total current assets	2,337	11,885
Property and equipment, at cost, net of accumulated depreciation	1,289	1,798
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	11,469	34,522
Unproved	49,915	86,827
Inventory of material held for exploration and development	402	384
Deposits	75	199
Restricted certificates of deposit	1,829	2,725
Total assets	$67,316	$138,340
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$6,554	$11,530
Derivative instruments	291	—
Trade accounts payable	9,087	10,112
Revenue distribution payable	3,019	4,625
Drilling prepayments from joint interest owners	48	—
Asset retirement obligations, current	669	341
Accrued liabilities	2,995	1,539
Total current liabilities	22,663	28,147
Asset retirement obligations, non-current	2,740	3,025
Derivative instruments	571	—
Production taxes, non-current	557	1,156
Long term debt – net of current portion	754	733
Total liabilities	27,285	33,061
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 29,911,697 and 29,193,573 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	289	289
Additional paid-in capital	151,562	150,879
Accumulated deficit	(111,820)	(45,889)
Total stockholders’ equity	40,031	105,279
Total liabilities and stockholders’ equity	$67,316	$138,340

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Revenues
Gas sales	$1,687	$5,684	$6,057	$18,918
Realized gain/(loss) on derivatives	2,038	725	5,548	(45)
Total revenues	3,725	6,409	11,605	18,873
Cost of revenues and expenses
Lease operating expenses	923	1,793	3,047	5,191
Production taxes	167	645	585	2,164
Marketing and transportation	785	1,165	2,930	3,452
General and administrative, net	868	1,334	3,082	5,925
Depreciation, depletion, amortization and accretion	2,319	2,664	5,063	6,677
Impairment of oil and gas properties	34,594	—	57,844	—
Total cost of revenues and expenses	39,656	7,601	72,551	23,409
Operating loss	(35,931)	(1,192)	(60,946)	(4,536)
Other income/(expense)
Unrealized gain/(loss) on derivatives	(3,074)	9,951	(5,207)	3,486
Interest income	17	40	51	139
Other income	102	201	302	424
Interest expense	(76)	(61)	(131)	(96)
Total other income/(expense)	(3,031)	10,131	(4,985)	3,953
Net income/(loss) before income taxes	(38,962)	8,939	(65,931)	(583)
Net income/(loss) attributable to common stockholders	$(38,962)	$8,939	$(65,931)	$(583)
Basic net income/(loss) per share	$(1.31)	$0.31	$(2.24)	$(0.02)
Diluted net income/(loss) per share	(1.31)	0.30	(2.24)	(0.02)
Weighted average shares outstanding — basic	29,783,933	29,146,543	29,446,568	29,054,181
Weighted average shares outstanding — diluted	29,783,933	29,887,521	29,446,568	29,054,181

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Cash Flows

(in thousands)

 (unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(65,931)	$(583)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of oil and gas properties	57,844	—
Depreciation, depletion, amortization and accretion	5,063	6,677
Gain on derivatives	(341)	(3,441)
Stock-based compensation	683	772
Changes in assets and liabilities
Decrease in receivables	1,933	1,249
Decrease (increase) in inventory of material for drilling and completion	26	(62)
Asset retirement obligations settled this period	(129)	(48)
Decrease in prepaid expenses	5	1,047
Increase in trade accounts payable and accrued liabilities and production taxes	718	5,141
Decrease in revenue distribution payable	(1,606)	(380)
(Decrease) increase in drilling prepayments from joint interest owners	48	(20)
Net cash (used in) provided by operating activities	(1,687)	10,352
Cash flows from investing activities
Capital expenditures — exploration and production	(3,026)	(24,106)
Capital expenditures — property and equipment	(99)	(561)
Proceeds received from sale of oil and gas properties	3,200	—
Decrease (increase) in purchase of restricted certificate of deposit and deposits	720	(1,157)
(Increase) decrease in inventory held for exploration and development	(18)	67
Realized gain (loss) on derivatives	5,548	(44)
Net cash provided by (used in) investing activities	6,325	(25,801)
Cash flows from financing activities
Principal payments on note payable	(4,977)	(17)
Proceeds from long-term debt	—	7,500
Issuance costs related to common stock	—	(6)
Net cash (used in) provided by financing activities	(4,977)	7,477
Net decrease in cash and cash equivalents	(339)	(7,972)
Cash and cash equivalents at beginning of the year	346	8,151
Cash and cash equivalents at September 30, 2009 and 2008, respectively	$7	$179
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,869	$7,481
Asset retirement obligation included in oil and gas properties	—	410
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$131	$95

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statement of Stockholders’ Equity

(in thousands, except for share data)

			Stockholders’ Equity
	Common Stock		Warrants and	Additional Paid-In	Accumulated
	Shares	Amount	Options	Capital	Deficit	Total

Balance at December 31, 2008	29,193,573	$289	—	$150,879	$(45,889)	$105,279
Issuance of restricted shares (unaudited)	723,688	—	—	422	—	422
Forfeiture of restricted shares (unaudited)	(5,564)	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	261	—	261
Net loss (unaudited)	—	—	—	—	(65,931)	(65,931)
Balance at September 30, 2009 (unaudited)	29,911,697	$289	—	$151,562	$(111,820)	$40,031

See Notes to Financial Statements (unaudited)

Notes to Financial Statements

(Unaudited)

Note 1 — Organization and Nature of Operations

Pinnacle Gas Resources, Inc. (the “Company”) was formed as a Delaware corporation in September 2003 through a contribution of cash by funds affiliated with DLJ Merchant Banking and oil and gas reserves and leasehold interests by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation.

The Company’s primary business is the exploration for, and the acquisition, development and production of, coalbed methane natural gas in the United States. The Company is also engaged in gas property operations and the construction of low pressure gas collection systems which provide transportation for the Company’s coalbed methane production.

Due to the current economic and pricing environment, the Company is actively marketing certain assets to raise additional capital and is also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. The Company sold its high pressure gas gathering system in the Cabin Creek project area in Wyoming, and its remaining interest in the Arvada project area in Wyoming in April 2009. The Company received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of its indebtedness outstanding under the credit facility and used the remainder for general operating purposes. The Company has also executed additional hedges of its gas production to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, the Company had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu.  In May, the Company had 7,000 Mmbtu per day hedged through a combination of fixed price swaps and a costless collar at a weighted average floor price of $5.65 per Mmbtu and a ceiling price of $5.94 per Mmbtu. From June through December 2009, the Company has 8,000 MMbtu per day hedged through a combination of a fixed price swaps and a costless collar at a weighted average floor price of $5.44 per MMbtu and a ceiling price of $5.69 per MMbtu. The hedges were executed based on the Colorado Interstate Gas price. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.

The Company continues to communicate with key vendors to manage its obligations and payables. Management believes that appropriate steps, including cost-cutting measures, marketing of certain assets, possible equity offerings, and additional or new debt financing are being taken to make operations sustainable in the future. Although the Company is pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements include the Company’s proportionate share of assets, liabilities, income and expenses from the properties in which the Company has a participating interest.  The Company has no subsidiaries or affiliates with which intercompany transactions are recorded.

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first nine months of 2009.  The results for the three and nine months ending September 30, 2009 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $26.0 million and $10.7 million on its Green River and Kirby properties respectively, for the three months ended September 30, 2009. Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years.  Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned.  As of September 30, 2009 and December 31, 2008, the estimated salvage value was approximately $7.2 million and $7.3 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At September 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $35.6 million based upon a natural gas price of $3.09 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $3.22 per Mcf on November 11, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation of the Company’s oil and gas properties by approximately $34.6 million. Therefore, the Company recorded an impairment for the three months ended September 30, 2009 of $34.6 million. A total impairment of approximately $57.8 million has been recorded for the nine months ended September 30, 2009. This impairment of the Company’s oil and gas properties resulted from low commodity prices in the first three quarters of 2009. No impairment was recorded for the nine months ended September 30, 2008. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of the Company’s oil and gas properties in future periods.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the three and nine months ended September 30, 2009, 640,000 options were excluded because they were anti-dilutive. During the nine months ended September 30, 2008, 717,500 options were excluded because they were anti-dilutive.

A summary of the net income/(loss) per share calculation is shown below (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income/(loss)	$(38,962)	$8,939	$(65,931)	$(583)
Common shares outstanding:
Historical common shares outstanding at beginning of period	29,722	29,000	29,278	29,008
Weighted average common shares issued	62	147	169	46
Weighted average common shares outstanding-basic	29,784	29,147	29,447	29,054
Effect of dilution – stock options	—	741	—	—
Weighted average common shares outstanding-diluted	29,784	29,888	29,447	29,054
Net income/(loss) per share-basic	$(1.31)	$0.31	$(2.24)	$(0.02)
Net income/(loss) per share-diluted	$(1.31)	$0.30	$(2.24)	$(0.02)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2009 and December 31, 2008, the Company had recorded a full valuation allowance for its net deferred tax asset.

                The Company has a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes in its financial statements only those tax positions that are ‘‘more-likely-than-not’’ of being sustained, based on the technical merits of the position. For the quarters ending September 30, 2009 and 2008, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by Generally Accepted Accounting Principles (“GAAP”). As a result of this review, the Company did not identify any material deferred tax assets that required adjustment. As of September 30, 2009 and 2008 the Company had not recorded any material uncertain tax benefits.

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2009 and 2008, the Company had not recognized any interest or penalties in its statement of operations or statement of financial position.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification™ (ASC or Codification), officially released on July 1, 2009, as the sole source of authoritative generally accepted accounting principles used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.  The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  In the description of Accounting Standards

Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.  All references to US GAAP in these footnotes are to the FASB ASC.

In September 2006, the FASB issued accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy.

In December 2007, the FASB issued new guidance related to business combinations, which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. Guidance was also established for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. This guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted.  The impact of the adoption of this guidance on the Company’s financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In October 2008, the FASB issued accounting guidance relating to determining the fair value of a financial asset when the market for that asset is not active.  The Company has considered this guidance provided in its determination of estimated fair values as of September 30, 2009.

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance January 1, 2009, which requires additional disclosures regarding the Company’s derivative instruments in this Quarterly Report on Form10-Q and subsequent reports, but did not have an impact on the Company’s financial position or results of operations. See Note 2 “Derivatives” herein for the required disclosures.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, which requires additional disclosures regarding the fair value of financial instruments in this Quarterly Report on Form10-Q and subsequent reports, but had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting guidance relating to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value.  The Company has considered this guidance provided in its determination of estimated fair values as of September 30, 2009.

In April 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements. The Company evaluates subsequent events up to immediately prior to the issuance of its financial statements, and for purposes of the accompanying consolidated financial statements, the Company has evaluated events subsequent to September 30, 2009 through November 23, 2009, which is the issuance date of this report.

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

In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries—Oil and Gas (Topic 932) with the requirements in the SEC’s final rule discussed above. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. The Company anticipates that the following rule changes could have a significant impact on its results of operations as follows:

•                  The price used in calculating reserves will change from a single-day closing price measured on the last day of the company’s fiscal year to a 12-month average price, and will affect the Company’s depletion and ceiling test calculations.

•                  Several reserve definitions have changed that could revise the types of reserves that will be included in the Company’s year-end reserve report.

Many of the Company’s financial reporting disclosures could change as a result of the new rules.

Note 3 — Asset Retirement Obligations

The Company follows the FASB guidance related to asset retirement obligations. The guidance generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of a long-lived asset. The guidance requires the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using the Company’s best estimate of its credit-adjusted risk-free rate. The credit adjusted risk free rate is based on the Company’s borrowing under its credit facility or, if borrowings are not available under the credit facility because of borrowing base or covenant limitations, the rate is based on the interest rate available from its banks for senior secured debt or mezzanine debt. Based on the Company’s current inability to borrow under its credit facility, the Company’s credit adjusted risk free rate at September 30, 2009 and December 31, 2008 was the prime rate plus 7%. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For the quarter and nine months ended September 30, 2009, no wells were drilled, completed or acquired.

The following is a summary of the Company’s asset retirement obligation activity for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the nine Months Ended September 30,
	2009		2008
Beginning balance asset retirement obligations	$3,457	$3,366	$3,154	$2,767
Additional obligation added during the period	—	—	142	410
Obligations settled during the period	(106)	(129)	(48)	(48)
Accretion expense	58	172	66	185
Ending balance of asset retirement obligations	$3,409	$3,409	$3,314	$3,314

Note 4 — Restricted Assets (Certificates of Deposit), Surety Bonds and Deposits

Certificates of deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2010, totaling $160,000. The CD is collateral for bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of September 30, 2009. The issuer of the bonds has commenced litigation against the Company to increase their collateral position. See the litigation discussion in Note 9. Additionally, the Company holds two CDs for $604,000 and $964,000 which were issued in February 2006 and expire in February 2010 and May 2010, respectively. These CDs collateralize letters of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby, Deer Creek and Cabin Creek areas. The Company has included these amounts in non-current assets as of September 30, 2009 because the Company also intends to renew the CDs in order to maintain power supply on a long-term basis. In April 2007, the Company issued a $1,000,000 letter of credit (“LOC”), which is collateralized by a CD, that expires in April 2010 in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. Bitter Creek Pipelines, LLC has drawn approximately $700,000 on this LOC for compression services provided to the Company in the third quarter of 2009.  The remaining balance of this LOC is $300,000 and the Company has included this amount in current assets as of September 30, 2009.

Surety Bonds.

From June 2009 through September 2009, the Company posted additional idle well surety for approximately $51,000 to the Wyoming Oil & Gas Conservation Commission. A September payment of $12,777 was the fourth monthly installment of 18 that the Commission has requested for surety on wells that will need to be plugged by Pinnacle. The surety amount may be adjusted downward by the Commission if the Company aggressively and successfully plugs the proposed wells in question. In addition, a $50,000 accrual was made as of September 30, 2009, pertaining to bonding requirements in the Kirby Montana area. These amounts are included in restricted certificates of deposits in the accompanying balance sheet at September 30, 2009.

Deposits.

The Company has included approximately $75,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at September 30, 2009.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under authoritive guidance prescribed by FASB. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be liabilities totaling $862,000 and assets of $4,042,000 at September 30, 2009 and 2008, respectively. The Company realized hedging gains of $2,038,000 and $725,000 for the quarters ended September 30, 2009 and 2008, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $3,074,000 and an unrealized gain of $9,951,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company realized a hedging gain of $5,548,000, compared to a hedging loss of $45,000 for the nine months ended September 30, 2008. The Company had an unrealized loss of $5,207,000 and an unrealized gain of $3,486,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company classifies realized gains and losses as revenue and unrealized gains and losses as other income/(expenses) in the accompanying statements of operations. Because the Company’s derivative contracts were not accounted for as cash flow hedges, the Company classifies the realized gains and losses in the investment activities in the accompanying statement of cash flows.

As of September 30, 2009 and 2008, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
September 30, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	1,000	$4.00	06/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	2,500	$5.40	05/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-12/10
September 30, 2008 (unaudited)
Natural Gas—Swap	2,500	$6.63	02/08-12/08
Natural Gas—Collar	2,000	$6.50—$7.50	01/09-12/09
Natural Gas—Swap	1,500	$7.44	03/08-12/08
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Collar	3,000	$6.50—$8.20	01/08-12/08

	Location on Consolidated Balance Sheets	Fair Value at September 30, 2009
		(In thousands)
Derivative liabilities:
Natural gas, commodity	Current liabilities	$291
Natural gas, commodity	Noncurrent liabilities	$571
Total derivative liabilities		$862

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At September 30, 2009, there were options to purchase 640,000 shares granted under the plan.

The options granted since formation in September 2003 vest in general as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

At September 30, 2009, the Company had unvested options to purchase 12,500 shares with a weighted average grant date fair value of $55,000. During the three and nine months ended September 30, 2009, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2006 ratably over the next two years. During the three and nine months ended September 30, 2009 the Company recognized an expense of approximately $36,000 and $253,000, respectively, based on the fair value of the vested options.

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2008	676,250	$5.93
Canceled or forfeited	(36,250)	8.01
Outstanding, September 30, 2009 (unaudited)	640,000	$5.81	2.58	$—
Exercisable, September 30, 2009 (unaudited)	627,500	$5.76	2.54	$—

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	1.0 years	137,500	$4.00	Black–Scholes (minimum value)
$4.80	265,000	2.5 years	265,000	$4.80	Black–Scholes (minimum value)
$5.20	112,500	3.3 years	112,500	$5.20	Black–Scholes
$8.40	25,000	4.7 years	12,500	$8.40	Black–Scholes
$11.00	100,000	3.7 years	100,000	$11.00	Black–Scholes
Total	640,000		627,500

Stock Appreciation Rights under Stock Incentive Plan

The Company has adopted a stock incentive plan authorizing the grant of Stock Appreciation Rights (“SARs”). A SAR confers on the participant a right to receive, upon exercise, the excess of the fair market value of a share of Common Stock on the date of the exercise over $1.00. Such excess shall be paid in cash or common stock or a combination thereof to the participant. On June 1, 2009, 202,280 SARs were granted and currently outstanding as of September 30, 2009.

The SARs granted in June 2009 vest in general as follows:

Year 1	33.33%
Year 2	33.33%
Year 3	33.34%
100.00%

As of September 30, 2009, the Company had approximately $68,000 of unrecognized compensation expense related to non-vested SAR awards.

The following table summarizes stock appreciation activity for the nine months ended September 30, 2009:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	—	—
Granted on June 1, 2009	202,280	$0.41
Canceled or forfeited	—	—	—
Outstanding at September 30, 2009 (unaudited)	202,280	$0.41	6.67

During the three and nine months ended September 30, 2009, the Company recognized compensation expense of approximately $6,000, and $8,000 respectively, based on the fair value of the vested shares using a Black-Scholes model.

Restricted Stock under the Stock Incentive Plan

The Company has a stock incentive plan whereby grants of restricted stock have been awarded to members of the Board of Directors and certain executives and employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements. During the three and nine months ended September 30, 2009, the Company recognized compensation expense of approximately $132,000 and $422,000, respectively, based on the fair value of the vested shares.

A summary of the status and activity of the restricted stock for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	203,577	$4.78
Granted	723,688	$.38
Forfeited	(5,564)	$6.05
Vested	(578,708)	$.82
Non-vested at September 30, 2009 (unaudited)	342,993	$2.18

As of September 30, 2009, the Company had approximately $0.6 million of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting periods of three to five years.

Note 7 — Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2009 and December 31, 2008, the Company had $6.5 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant and borrowing base limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions for approximately $666,667 per month until it reached $10.5 million on April 1, 2009.  As of April 14, 2009, the Company’s borrowing base was further reduced to $9.0 million, subject to automatic reductions of $500,000 per month until it reached $6.5 million on October 1, 2009.  As of October 20, 2009, the borrowing base was subject to automatic reductions of $200,000 per month until it reaches maturity, or until a new redetermination is received.

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

On August 26, 2009, the Company and the lenders entered into a fifth amendment to the credit agreement which provided a waiver of the current ratio covenant through October 26, 2009 and for the quarter ending June 30, 2009.  The fifth amendment to the credit agreement also extended restrictive covenants related to accounts payable, permitted liens and permitted debt until October 26, 2009 subject to certain financial caps.

On October 20, 2009, the Company and the Lenders executed the Sixth Amendment to the credit agreement.  This amendment established the Borrowing Base for the following amounts in the following applicable periods:

December 1, 2009 through December 31, 2009	$6,300,000
January 1, 2010 through January 31, 2010	$6,100,000
February 1, 2010 through February 28, 2010	$5,900,000
March 1, 2010 through March 31, 2010	$5,700,000
April 1, 2010 through April 30, 2010	$5,500,000

Each Calendar month thereafter commencing May 1, 2010; the Borrowing Base for the preceding calendar month will be reduced by $200,000.

On October 26, 2009, the lenders provided a waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 16, 2009.  On November 16, 2009, the lenders provided an additional waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 23, 2009.

On November 23, 2009, the lenders provided an additional waiver extending the terms of the fifth amendment to the Credit Agreement through December 1, 2009 and for the quarter ended September 30, 2009.

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

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% during the first three years, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of September 30, 2009, the Company had $741,000 outstanding in principal and interest on this mortgage.  On November 15, 2008, the interest rate on the Company’s mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of September 30, 2009, the variable rate was 4.75%.

Note 8 — Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB’s guidance related to fair value measurements for all financial assets and liabilities measured at fair value on a recurring basis. This criteria establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The criteria establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities
Oil and gas derivative instruments	$—	$862	$—	$862
Total	$—	$862	$—	$862

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

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of its building in August 2005, the Company was assigned the lease agreements for existing tenants in the building. The leases expire from January 2010 to December 2013. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31:
2009	$25,000
2010	63,000
2011	60,000
2012	60,000
2013	60,000
Total minimum lease payments	$268,000

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

In April and September 2005, the U.S. Bureau of Land Management in Miles City, Montana issued suspensions of operations for the majority of our federal leases in Montana. The suspensions were issued based upon a court order issued on April 5, 2005 by the U.S. District Court of Montana that required the BLM to complete a Supplemental Environmental Impact Statement (SEIS) to address phased development of coal bed natural gas. The U.S. Ninth Circuit Court of Appeals also issued an order on May 31, 2005 which enjoined the BLM from approving coal bed natural gas production projects in the Powder River Basin of Montana. Both of these actions placed limitations on lease development until completion of the SEIS.

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

The Company was named as a defendant in litigation brought by RLI Insurance Company (Civil Cause No. 09-CV-157-J) filed in United States District Court for the District of Wyoming on July 6, 2009. The complaint alleges that the Company failed to provide $1,439,360 in additional collateral requested by plaintiff to secure certain bonds issued by plaintiff on behalf of the Company. Plaintiff seeks the additional bond collateral plus attorney’s fees and costs.  The Company has asserted a counterclaim against RLI Insurance Company for breach of the covenant of good faith and fair dealing. Trial is set for April 26-29, 2010. The Company intends to vigorously defend against RLI Insurance Company’s claim and vigorously pursue its counterclaim.

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

Note 10 — Recent Developments

On October 20, 2009, the Company and the Lenders executed the Sixth Amendment to the credit agreement.  This amendment established the Borrowing Base for the following amounts in the following applicable periods:

December 1, 2009 through December 31, 2009	$6,300,000
January 1, 2010 through January 31, 2010	$6,100,000
February 1, 2010 through February 28, 2010	$5,900,000
March 1, 2010 through March 31, 2010	$5,700,000
April 1, 2010 through April 30, 2010	$5,500,000

Each Calendar month thereafter commencing May 1, 2010; the Borrowing Base for the preceding calendar month reduced by $200,000.

On October 26, 2009, the lenders provided a waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 16, 2009.  On November 16, 2009, the lenders provided an additional waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 23, 2009.

On November 23, 2009, the lenders provided an additional waiver extending the terms of the fifth amendment to the Credit Agreement through December 1, 2009 and for the quarter ended September 30, 2009.

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

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of coalbed methane (“CBM”) properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of September 30, 2009, we owned natural gas and oil leasehold interests in approximately 462,000 gross (319,000 net) acres, approximately 90% of which were undeveloped. As of September 30, 2009, we had estimated net proved reserves of approximately 13.0 Bcf based on the CIG index price of $3.09 per Mcf. For the first three quarters of 2009 and the remainder of 2009, we have operated and expect to continue to operate with a reduced capital expenditure plan. Under our reduced capital expenditure plan, we will generally make only such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. We had total capital expenditures of $3.0 million for the nine months ended September 30, 2009.  Our capital expenditure budget for 2009 and 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.

We were formed as a Delaware corporation in September 2003 through a contribution of proved producing properties and undeveloped leaseholds by subsidiaries of Carrizo Oil & Gas, Inc. and U.S. Energy Corporation and a cash contribution from funds affiliated with DLJ Merchant Banking.

In April 2006, we completed a private placement, exempt from registration under the Securities Act of 1933, of 12,835,230 shares of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. In May 2007, we completed our initial public offering of 3,750,000 shares of common stock.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2009 and December 31, 2008, we had $6.5 million and $11.5 million, respectively, of debt outstanding under the facility.

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

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $7.84 per Mcf for the first eight months of 2008 but only $3.15 per Mcf for the last four months of 2008. For the first nine months of 2009, the price averaged $2.77 per Mcf. This decrease in price has caused us to reevaluate our 2009 business plan. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

Credit Facility and Liquidity

As of September 30, 2009, we were not in compliance with the current ratio financial covenant and certain other covenants related to accounts payable, permitted liens, and permitted debt under our credit facility.  On April 14, 2009, the lenders waived compliance with the current ratio as of March 31, 2009, and with such other restrictive covenants, subject to certain financial caps, until the next borrowing base redetermination on October 20, 2009.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  On August 26, 2009, we obtained a fifth amendment to the Credit Agreement which provides for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants through October 26, 2009.  On October 20, 2009 we obtained a sixth amendment to the Credit Agreement whereby our borrowing base became subject to monthly reductions of $200,000 until maturity or until a new redetermination is received. On October 26, 2009, the lenders provided a waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 16, 2009.  On November 16, 2009, the lenders provided an additional waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 23, 2009. On November 23, 2009, the lenders provided an additional waiver extending the terms of the fifth amendment to the Credit Agreement through December 1, 2009 and for the quarter ended September 30, 2009.

We have not been in compliance with certain financial covenants for the last five quarters but have obtained waivers and/or amendments in each instance.  As a result of such non-compliance, we are currently unable to borrow additional funds under our credit agreement.  We believe that we may not be in compliance with certain financial and other covenants throughout the remainder of 2009, but will seek additional waivers.  There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms.  If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness or foreclose on properties held by liens. Please see “—Liquidity and Capital Resources—Credit Facility” for further information regarding our credit facility, borrowing base and the covenant limitations.

In accordance with accounting guidance, we have classified all of the outstanding debt under the credit facility totalling $6.5 million as of September 30, 2009 as a current payable because it is unlikely that we will have cured the noncompliance of certain restrictive covenants during 2009.

Due to the current economic and pricing environment and our liquidity position, we are actively marketing certain assets to raise additional capital and are also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers. We sold our high pressure gas gathering system in the Cabin Creek project area in Wyoming and our remaining interest in the Arvada project area in Wyoming in April 2009. We received approximately $3.2 million in net proceeds from these sales, and used part of such proceeds to repay a portion of the indebtedness outstanding under our credit facility and for general operating purposes. We have also executed additional hedges of its gas to secure certain operating cash flow levels during the remainder of 2009. From January through April 2009, we had 4,500 MMbtu per day hedged through a combination of a fixed price swap and a costless collar at a weighted average floor price of $6.87 per MMbtu and a ceiling price of $7.32 per MMbtu.  In May, we had 7,000 Mmbtu per day hedged through a combination of fixed price swaps and a costless collar at a weighted average floor price of $5.65 per Mmbtu and a ceiling price of $5.94 per Mmbtu. From June through December 2009, we have 8,000 MMbtu per day hedged through a combination of a fixed price swaps and a costless collar at a weighted average floor price of $5.44 per MMbtu and a ceiling price of $5.69 per MMbtu. The hedges were executed based on the Colorado Interstate Gas price.

We have also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. We have reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells. We continue to communicate with key vendors to manage our obligations and payables. Management believes that appropriate steps, including cost-cutting measures, marketing of certain assets, possible equity offerings, and additional or new debt financing are being taken to make operations sustainable in the future. Although we are pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions

Critical Accounting Policies

The most subjective and complex judgments used in the preparation of our financial statements are:

•                Reserve evaluation and determination;

•                Estimates of the timing and cost of our future drilling activity;

•                Estimates of the fair valuation of hedges in place;

•                Estimates of timing and cost of asset retirement obligations;

•                Estimates of the expense and timing of exercise of stock options; and

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $26.0 million and $10.7 million on its Green River and Kirby properties respectively, for the three and nine months ended September 30, 2009. Substantially all of the remaining unproved property costs are expected to be developed and included in the amortization base over the next three to five years.  Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned.  As of September 30, 2009 and December 31, 2008, the estimated salvage value was approximately $7.2 million and $7.3 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation.  At September 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $35.6 million based upon a natural gas price of $3.09 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $3.22 per Mcf on November 11, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $34.6 million. Therefore, we recorded an impairment for the three months ended September 30, 2009 of $34.6 million. A total impairment of approximately $57.8 million was recorded for the nine months ended September 30, 2009. This impairment of our oil and gas properties resulted from low commodity prices in the first three quarters of 2009. No impairment was recorded for the nine months ended September 30, 2008. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable reserve quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At September 30, 2009 and December 31, 2008, there was no such liability recorded.

Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at September 30, 2009, and December 31, 2008 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at September 30, 2009 and at December 31, 2008, the impact would have been a change of $53,000 and $209,000, respectively.

Asset Retirement Obligations

We follow the FASB guidance related to asset retirement obligations. The guidance generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of a long-lived asset. The guidance requires us to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have a $341,000 effect on our asset retirement obligation liability at September 30, 2009.

The following is a summary of our asset retirement obligation activity for the three and nine months ended September 30, 2009 and September 30, 2008 (unaudited):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the nine Months Ended September 30,
	2009		2008
Beginning balance asset retirement obligations	$3,457	$3,366	$3,154	$2,767
Additional obligation added during the period	—	—	142	410
Obligations settled during the period	(106)	(129)	(48)	(48)
Accretion expense	58	172	66	185
Ending balance of asset retirement obligations	$3,409	$3,409	$3,314	$3,314

Inventory

We acquired inventory of oil and gas equipment, primarily tubulars, in 2007 and 2008, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $46,000 reduction in our inventory valuation as of September 30, 2009. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we record an impairment. No impairments on long-lived assets were recorded during the year ended December 31, 2008 and the nine months ended September 30, 2009.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the three and nine months ended September 30, 2009 would have increased or decreased our expenses billed to working interest owners by approximately $29,000 and $95,000, respectively. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2009 and December 31, 2008, we recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted accounting provisions that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This provision requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of the provision, we performed a comprehensive review of our material tax positions in accordance with these recognition and measurement standards. As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of September 30, 2009 and 2008, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2009 and 2008, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

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

Derivatives

We use derivative instruments to manage our exposure to fluctuating natural gas prices through the use of natural gas swap and option contracts. We account for derivative instruments or hedging activities under authoritive guidance prescribed by FASB that requires us to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings. Please see “Note 5 — Derivatives” of the notes to the unaudited financial statements appearing elsewhere in this quarterly report for additional discussion of derivatives.

We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Our management decided not to use hedge accounting for these agreements. Therefore, in accordance with certain accounting provisions, the changes in fair market value are recognized in earnings.

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting provisions, which require companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $253,000 for the nine months ended September 30, 2009, based on the fair value of vested options.  We recognized an expense of approximately $422,000 for the nine months ended September 30, 2009, based on the fair value of restricted stock that vested during the quarter.  We recognized an expense of approximately $8,000 for the nine months ending September 30, 2009, based on the fair market value of stock appreciation rights. This accounting provision also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of $100,000 as of September 30, 2009 and December 31, 2008.

Transportation Costs

We account for transportation costs under authoritative guidance prescribed by FASB related to the accounting for shipping and handling fees and costs, whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under an accounting provision, which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At each of September 30, 2009 and December 31, 2008, we accrued no expenses for legal proceedings.

Per Share Information

Basic loss per share is computed by dividing net income loss from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share was the same as basic net loss per share for the nine months ended September 30, 2009 because potential common stock equivalents were anti-dilutive. Certain option to purchase shares of our common stock were excluded from the dilution calculations because the shares were anti-dilutive. At September 30, 2009 and 2008, 640,000 and 717,500 options, respectively, were excluded because they were anti-dilutive due to the net loss attributable to stockholders incurred in such periods.

A summary of the net income/(loss) per share calculation is shown below (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income/(loss)	$(38,962)	$8,939	$(65,931)	$(583)
Common shares outstanding:
Historical common shares outstanding at beginning of period	29,722	29,000	29,278	29,008
Weighted average common shares issued	62	147	169	46
Weighted average common shares outstanding-basic	29,784	29,147	29,447	29,054
Effect of dilution – stock options	—	741	—	—
Weighted average common shares outstanding-diluted	29,784	29,888	29,447	29,054
Net income/(loss) per share-basic	$(1.31)	$0.31	$(2.24)	$(0.02)
Net income/(loss) per share-diluted	$(1.31)	$0.30	$(2.24)	$(0.02)

New Accounting Pronouncements

For information concerning new accounting pronouncements, please see “Note 2 — Basis of Presentation” of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

Trends Affecting Our Business

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009.  As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2009 and 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the nine months ended September 30, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $1.33 per MMBtu. During the year ended December 31, 2008, the NYMEX natural gas index price ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu, while the CIG natural gas index price ranged from a high of $10.26 per MMBtu to a low of $1.00 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the three and nine months ended September 30, 2009, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2009 through September 30, 2009, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a discount of $0.06 to $2.30 per MMBtu, with an average differential of a discount of $1.12 per MMBtu. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

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

Results of Operations

Net loss attributable to stockholders for the quarter ended September 30, 2009 was $39.0 million, or $1.31 per diluted share, on total revenues of $3.7 million. Other income for the quarter ended September 30, 2009 included a $3.1 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with certain accounting provisions. Absent such change in the valuation of hedges, we would have shown a loss of $35.9 million. In addition, we recorded an impairment of $34.6 million for the quarter ended September 30, 2009.  Absent the impairment and unrealized loss on derivatives, we would have shown a loss of $1.3 million for the quarter ended September 30, 2009. This compares to net income attributable to stockholders of $8.9 million for the three months ended September 30, 2008 on total revenue of $6.4 million. Adjusted for an unrealized gain in the fair valuation of our natural gas hedges in place of $10.0 million shown in other income, our results for the quarter ended September 30, 2008 would have been a net loss attributable to common stockholders of $1.1 million. We did not record an impairment for the quarter ended September 30, 2008.

In order to provide a measure of stability to the cash flow in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk, we chose to periodically hedge a portion of our oil and gas production using swap and collar agreements. We account for our derivative instruments under certain accounting provisions which require us to record derivative instruments at their fair value. Management has chosen not to use hedge accounting for these arrangements. Therefore, in accordance with these provisions, changes in the fair market value are recognized in earnings.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Gas sales volume.

Gas sales volume decreased 35%, from 1,036 MMcf in the three months ended September 30, 2008 to 674 MMcf in the three months ended September 30, 2009. Daily sales volume was 7.3 MMcf for the three months ended September 30, 2009 as compared to 11.3 MMcf for the three months ended September 30, 2008, a 4.0 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices.

Gas sales revenue.

          Revenue from gas sales decreased approximately $4.0 million during the three months ended September 30, 2009, to approximately $1.7 million, a 70% decrease compared to the three months ended September 30, 2008. This decrease was primarily due to a decrease in gas sales volume coupled with a decrease in the average realized price per Mcf. The average realized price per Mcf decreased approximately 54%, from $5.49 per Mcf before transportation in the three months ended September 30, 2008 to $2.50 per Mcf in the three months ended September 30, 2009.

Derivatives.

          For the three months ended September 30, 2009, we had an unrealized loss of $3.1 million compared to an unrealized gain of $10.0 million for the three months ended September 30, 2008. The unrealized loss is a non-cash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended September 30, 2009 and 2008 resulted in a realized gain of $2.0 million and $0.7 million, respectively. The realized hedge gain for the three months ended September 30, 2009 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.9 million in the three months ended September 30, 2009 to $0.9 million, a 49% decrease compared to the three months ended September 30, 2008. This decrease resulted primarily from a reduction in contract services, fuel, workover, and water management related costs during the three months ended September 30, 2009. On a Mcf basis, lease operating expenses decreased 21% from $1.73 per Mcf in the three months ended September 30, 2008 to $1.37 per Mcf in the three months ended September 30, 2009.

Production taxes.

Production taxes decreased $0.5 million in the three months ended September 30, 2009 to $0.2 million, a 74% decrease from the three months ended September 30, 2008. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the three months ended September 30, 2009 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.25 per Mcf for the three months ended September 30, 2009 and $0.62 per Mcf for the three months ended September 30, 2008, a 60% decrease, which correlates to the decrease in the price per Mcf received in the three months ended September 30, 2009 from the three months ended September 30, 2008.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.4 million in the three months ended September 30, 2009 to approximately $0.8 million, a 33% decrease from the three months ended September 30, 2008. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 4% to $1.16 per Mcf in the three months ended September 30, 2009 from $1.12 per Mcf in the three months ended September 30, 2008.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.3 million and $0.5 million for the three months ended September 30, 2009 and September 30, 2008, respectively, a 47% decrease. General and administrative expenses, net, decreased $0.5 million in the three months ended September 30, 2009 to $0.9 million. On an Mcf basis, general and administrative expenses, remained unchanged, at $1.29 per Mcf in the three months ended September 30, 2008 and September 30, 2009. The decrease in general and administrative expenses was primarily a result of staff and pay reductions

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $0.3 million for the three months ended September 30, 2009 to $2.3 million, a 13% decrease compared to the three months ended September 30, 2008. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool at September 30, 2009. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased to $3.44 per Mcf in the three months ended September 30, 2009 from $2.57 per Mcf in the three months ended September 30, 2008.

Impairment.

At September 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $35.6 million based upon a natural gas price of $3.09 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $3.22 per Mcf on November 11, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $34.6 million. Therefore, we recorded an impairment of $34.6 million for the three months ended September 30, 2009. No impairment was taken for the three months ended September 30, 2008. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in the economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Gas sales volume.

Gas sales volume decreased 25%, from 2,916 MMcf in the nine months ended September 30, 2008 to 2,189 MMcf in the nine months ended September 30, 2009. Daily sales volume was 8.0 MMcf for the nine months ended September 30, 2009 as compared to 10.6 MMcf for the nine months ended September 30, 2008, a 2.6 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales decreased approximately $12.9 million during the nine months ended September 30, 2009, to approximately $6.1 million, a 68% decrease compared to the nine months ended September 30, 2008. This decrease was primarily due to a decrease in the average realized price and a decrease in gas sales volume per Mcf. The average realized price per Mcf decreased approximately 57%, from $6.49 per Mcf in the nine months ended September 30, 2008 to $2.77 per Mcf in the nine months ended September 30, 2009.

Derivatives.

For the nine months ended September 30, 2009, we had an unrealized loss of $5.2 million compared to an unrealized gain of $3.5 million for the nine months ended September 30, 2008. The unrealized gain and losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the nine months ended September 30, 2009 resulted in a realized gain of $5.5 million compared to a realized hedge loss of $0.05 million during the nine months ended September 30, 2008. The realized hedge gain for the nine months ended September 30, 2009 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $2.1 million in the nine months ended September 30, 2009 to $3.0 million, a 41% decrease compared to the nine months ended September 30, 2008. This decrease resulted primarily from a reduction in contract services, fuel, workover and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the nine months ended September 30, 2009. On a Mcf basis, lease operating expenses decreased 22% from $1.78 per Mcf in the nine months ended September 30, 2008 to $1.39 per Mcf in the nine months ended September 30, 2009.

Production taxes

Production taxes decreased $1.6 million in the nine months ended September 30, 2009 to $0.6 million, a 73% decrease from the nine months ended September 30, 2008. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the nine months ended September 30, 2009 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.27 per Mcf for the nine months ended September 30, 2009 and $0.74 per Mcf for the nine months ended September 30, 2008, a 64% decrease, which correlates to the decrease in the price per Mcf received in the nine months ended September 30, 2009 from the nine months ended September 30, 2008.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.5 million in the nine months ended September 30, 2009 to approximately $2.9 million, a 15% decrease from the nine months ended September 30, 2008. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 14% to $1.34 per Mcf in the nine months ended September 30, 2009 from $1.18 per Mcf in the nine months ended September 30, 2008.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.9 million and $1.4 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, a 35% decrease. General and administrative expenses, net, decreased $2.8 million in the nine months ended September 30, 2009 to $3.1 million. On an Mcf basis, general and administrative expenses, net decreased 31%, from $2.03 per Mcf in the nine months ended September 30, 2008 to $1.41 per Mcf in the nine months ended September 30, 2009. The decrease in general and administrative expenses was primarily a result of staff and pay reductions. In addition, during the nine months ended September 30, 2008, general and administrative expenses included a $2.1 million charge related to the failed Quest merger.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.6 million for the nine months ended September 30, 2009 to $5.1 million, a 24% decrease compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool at September 30, 2009. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased to $2.31 per Mcf in the nine months ended September 30, 2009 from $2.29 per Mcf in the nine months ended September 30, 2008.

Impairment.

At September 30, 2009, the capitalized cost of our oil and gas properties exceeded the full cost ceiling limitation by approximately $35.6 million based upon a natural gas price of $3.09 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Based on the subsequent price increase to approximately $3.22 per Mcf on November 11, 2009, the capitalized cost of our oil and gas properties exceeded the capitalized cost of the Company’s oil and gas properties by approximately $34.6 million. Therefore, we recorded an impairment for the three months ended September 30, 2009 of $34.6 million. An impairment of approximately $57.8 million was recorded for the nine months ended September 30, 2009. No impairment was taken for the nine months ended September 30, 2008. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in the economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Liquidity and Capital Resources

In the past, our primary sources of liquidity have been private and public sales of our equity securities, cash provided by operating activities, and debt financing. All of these sources have been negatively impacted by the current economic climate, its impact on our industry, and by significant fluctuations in oil and gas prices, operating costs, and volumes produced. We have no control over the market prices for oil and natural gas, although we are able to influence the amount of our net realized revenues related to gas sales through the use of derivative contracts. A decrease in market prices would reduce expected cash flow from operating activities and could reduce the borrowing base of our credit facility as well as the value of assets we might consider selling. Historically, decreases in the market prices have limited our industry’s access to the capital markets. During these challenging times, we have reduced our administrative, operating and transportation costs. We are also actively marketing asset sales and exploring other strategic alternatives and capital restructuring options.

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2009 and December 31, 2008, we had $6.5 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2008, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions for approximately $666,667 per month until it reached $10.5 million on April 1, 2009.  As of April 14, 2009, the borrowing base was further reduced to $9.0 million, subject to automatic reductions of $500,000 per month until it reached $6.5 million on October 1, 2009.  As of October 20, 2009, the borrowing base was subject to automatic reductions of $200,000 per month until it reaches maturity or until a redetermination is received.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of September 30, 2009 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On August 26, 2009, we entered into a fifth amendment to the credit agreement which provided a waiver of the current ratio covenant through October 26, 2009 and for the quarter ending June 30, 2009.  The fifth amendment to the credit agreement also extended restrictive covenants related to accounts payable, permitted liens and permitted debt, until October 26, 2009, subject to certain financial caps.

On October 20, 2009, the Company and the Lenders executed the Sixth Amendment to the credit agreement.  This amendment established the Borrowing Base for the following amounts in the following applicable periods:

December 1, 2009 through December 31, 2009	$6,300,000
January 1, 2010 through January 31, 2010	$6,100,000
February 1, 2010 through February 28, 2010	$5,900,000
March 1, 2010 through March 31, 2010	$5,700,000
April 1, 2010 through April 30, 2010	$5,500,000

Each Calendar month thereafter commencing May 1, 2010; the Borrowing Base for the preceding calendar month reduced by $200,000.

On October 26, 2009, the lenders provided a waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 16, 2009.  On November 16, 2009, the lenders provided an additional waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 23, 2009.

On November 23, 2009, the lenders provided an additional waiver extending the terms of the fifth amendment to the Credit Agreement through December 1, 2009 and for the quarter ended September 30, 2009.

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

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of September 30, 2009, we had $741,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of September 30, 2009, the variable rate was 4.75%.

Capital Expenditure Budget.

We had total capital expenditures of $3.0 million for the nine months ended September 30, 2009. Due to low CIG index prices, the economic climate and limited capital resources, we expect to continue to operate with a reduced capital expenditure plan through 2009 and 2010. Under our reduced capital expenditure plan, we will generally only make such expenditures as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Cash Flow from Operating Activities

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $10.4 million for the nine months ended September 30, 2008. The change was primarily due to a decrease in AP, accrued liabilities and production taxes in addition to a decrease in revenue distribution payables.

Cash Flow from Investing Activities

Net cash provided by investing activities was $6.3 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $25.8 million for the nine months ended September 30, 2008.  The change in net cash provided by investing activities in the nine months ended September 30, 2009 was primarily due to a sale of certain oil and gas properties and a realized gain on derivatives coupled with reduced capital expenditures as compared to the quarter ended September 30, 2008.

Cash Flow from Financing Activities

Net cash used in financing activities was $5.0 million for the nine months ended September 30, 2009, compared with net cash provided by financing activities of $7.5 million for the nine months ended September 30, 2008. The change was primarily due to a reduction in the balance owed on the line of credit for the nine ended September 30, 2009, compared to additional borrowings for the nine months ended September 30, 2008.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of September 30, 2009:

	Total	2009	2010-2011	2012-2013	Thereafter
	(In Thousands)
Notes payable in connection with the mortgage	741	8	63	70	600
Asset retirement obligations	3,409	213	895	1,088	1,213
Production and property taxes	2,868	1,156	1,712	—	—
Total	$7,018	$1,377	$2,670	$1,158	$1,813

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of September 30, 2009. At September 30, 2009, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

	Year Ending December 31, 2009	Year Ending December 31, 2010
	(Unaudited)	(Unaudited)
Natural Gas Collars:
Contract volumes (MMBtu)
Floor	184,000	—
Ceiling	184,000	—
Weighted-average fixed price per MMBtu(1)
Floor	$6.50	$—
Ceiling	$7.50	$—
Fixed-price sales(2)	$7.50	$—
Fair value, net (thousands)(3)	$410	$—
Natural Gas Swaps:
Contract volumes (MMBtu)	552,000	2,007,500
Weighted-average fixed price sales per MMBtu(1)	$5.09	$4.79
Fair value, net (thousands)(3)	$395	$(1,667)
Total Natural Gas Contracts:
Contract volumes (MMBtu)	736,000	2,007,500
Fixed-price sales(2)	$5.69	$4.79
Fair value, net (thousands)(3)	$805	$(1,667)

(1)       Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)       Assumes ceiling prices for natural gas collar volumes.

(3)       Fair value based on CIG index price in effect for each month as of September 30, 2009.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of September 30, 2009, we had $6.5 million in outstanding indebtedness under our credit facility.  Borrowings under the credit facility bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization.  The weighted average interest rate for borrowings under our credit facility was approximately 4.75% for the nine months ended September 30, 2009 and 5.0% for the nine months ended September 30, 2008. A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $65,000 per year.

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

There have been no material developments during the quarter ended September 30, 2009 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see [“Note 9 — Contingencies”] of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

ITEM 1A. RISK FACTORS

The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in our quarterly report on Form 10-Q for the nine months ended September 30, 2009.

We continue to experience volatility in natural gas and oil prices which could have a material adverse effect on our business.

Our revenues, profitability and future growth and the carrying value of our natural gas and oil properties depend to a large degree on prevailing natural gas and oil prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon natural gas and oil prices. Prices for natural gas and oil are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas and oil, uncertainties within the market and a variety of other factors in large part beyond our control.  During the nine months ended September 30, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $1.33 per MMBtu.  Please see “The volatility of natural gas and oil prices could have a material adverse effect on our business” under Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008 for further information related to price volatility.

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

As of September 30, 2009, we were not in compliance with the current ratio financial covenant and certain other covenants related to accounts payable, permitted liens, and permitted debt under our credit facility.  On April 14, 2009, the lenders waived compliance with the current ratio as of March 31, 2009, and with such other restrictive covenants, subject to certain financial caps, until the next borrowing base redetermination on October 20, 2009.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2009.  On August 26, 2009, we obtained a fifth amendment to the Credit Agreement which provides for an additional 60-day waiver of the current ratio financial covenant and certain other restrictive covenants through October 26, 2009.  On October 20, 2009 we obtained a sixth amendment to the Credit Agreement whereby our borrowing base became subject to monthly reductions of $200,000 until maturity or until a new redetermination is received.  On October 26, 2009, the lenders provided a waiver effectively extending the terms of the fifth amendment to the Credit Agreement through November 16, 2009.  On November 16, 2009, the lenders provided an additional waiver effectively extending the terms of the fifth amendment to the Credit Agreement through the November 23, 2009.

On November 23, 2009, the lenders provided an additional waiver extending the terms of the fifth amendment to the Credit Agreement through December 1, 2009 and for the quarter ended September 30, 2009.  We have not been in compliance with certain financial covenants for the last five quarters but have obtained waivers and/or amendments in each instance.  As a result of such non-compliance, we are currently unable to borrow additional funds under our credit agreement.  We believe that we may not be in compliance with certain financial and other covenants throughout the remainder of 2009, but will seek additional waivers.  There can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms.  If we are unable to obtain future waivers and/or to comply with the covenants, the lenders could accelerate our indebtedness or foreclose on properties held by liens.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. OTHER INFORMATION

Not applicable.

ITEM 5. EXHIBITS

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

10.2	—	Waiver to Credit Agreement, dated as of August 19, 2009 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Pinnacle Gas Resources on August 19, 2009).

10.3	—	Fifth Amendment to the Credit Agreement, dated August 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on August 27, 2009).

10.4	—	Sixth Amendment to the Credit Agreement, dated October 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 22, 2009).

10.5	—	Waiver and Amendment, dated October 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 29, 2009)

10.6	—	Waiver and Amendment, dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 19, 2009)

10.7	—	Waiver and Amendment, dated November 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 23, 2009)

*31.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—

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

Date: November 23, 2009

By:	/s/ Ronald T. Barnes
	Name:	Ronald T. Barnes
	Title:	Senior Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 23, 2009