Form 10-K/A
period 2008-12-31
Pinnacle Gas Resources, Inc.
filed 2009-12-01
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 001-33457

Pinnacle Gas Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0182582
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 E. Alger Street	82801
Sheridan, Wyoming	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (307) 673-9710

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	Nasdaq Global Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $68,107,043 as of June 30, 2008 (based on a closing price of $3.60 per share and excluding 10,081,478 shares held by affiliates).

As of April 9, 2009, there were 29,188,009 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2008.

PINNACLE GAS RESOURCES, INC.

We are filing this Amendment No. 1 on Form 10-K/A to clarify two statements in Items 1 and 2 Business and Properties of our Form 10-K originally filed on April 15, 2009. No revisions have been made to our financial statements or any other disclosure contained in our Form 10-K originally filed on April 15, 2009.  No other Parts or disclosure from our Annual Report on Form 10-K are included in this Amendment on Form 10-K/A other than Items 1 and 2, below, and except for such included disclosure, this Amendment on Form 10-K/A does not modify or update in any way our Annual Report on Form 10-K. All disclosure provided in this Amendment on Form 10-K/A is as of the date of the Annual Report on Form 10-K. We have not updated the disclosure in the Amendment on Form 10-K/A to reflect any recent development with respect to any disclosure contained in the Annual Report on Form 10-K.

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

· Wyoming.  Our principal Wyoming properties in the Powder River Basin are located in two distinct project areas: Recluse and Cabin Creek. As of December 31, 2008, we held approximately 120,000 gross (77,000 net) acres in the Powder River Basin in Wyoming for prospective CBM development and we operated over 98% of this acreage. As of December 31, 2008, we had 257 approved drilling permits for our Powder River Basin properties in Wyoming and we are in the process of applying for an additional 302 drilling permits which we expect to be approved in 2009 and 2010.

· Montana.  Our Montana properties are located in four project areas: Kirby, Deer Creek, Bear Creek and Bradshaw. As of December 31, 2008, we held approximately 301,000 gross (220,000 net) acres in Montana for prospective CBM development and we operated 100% of this acreage. We have continued development in the Deer Creek and Kirby areas, and in 2008, we drilled 8 gross (5 net) wells in these areas. As of December 31, 2008, we had 32 approved drilling permits for our Montana properties and we are in the process of applying for an additional 213 drilling permits which we expect to be approved in 2009 and 2010. Of these additional permits, 90 are on fee and state land and 123 are on federal land.

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

Summary of Our Powder River and Green River Basin Properties

	Producing		Producing
	Wells		Wells
	as of		as of		Estimated
	December 31,		December 31,		Total
	2008		2007		Net
	Gross	Net	Gross	Net	Acres(1)
Recluse	427	209	431	214	16,000
Cabin Creek	156	104	89	53	37,000
Kirby(3)	23	15	114	75	44,000
Deer Creek(3)	57	38	0	0	41,000
Bear Creek	0	0	0	0	64,000
Bradshaw	0	0	0	0	71,000
Green River Basin	0	0	0	0	32,000
Other(2)	0	0	0	0	27,000
Total	663	366	634	342	332,000

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

· In June 2003, we acquired approximately 57,000 gross (22,000 net) acres along with 210 gross (96 net) producing wells and shut-in wells in Wyoming from Gastar Exploration, Ltd. and certain of its affiliates.

· In March 2005, we acquired approximately 223,000 gross (196,000 net) undeveloped acres for prospective CBM development in Montana and Wyoming from a subsidiary of Marathon Oil Corporation.

· In April 2006, we acquired approximately 30,000 gross (29,000 net) undeveloped acres in the Green River Basin in Wyoming.

Please see the information under the heading “Our Powder River Basin and Green River Basin CBM Projects—Green River Basin” in this annual report.

Capital Expenditure Plan

We had a total capital expenditure budget of $30.1 million for 2008 and expected to drill 146 gross (110 net) wells during that period. However, due to low CIG index prices, the economic climate and limited capital resources, we reduced our 2008 capital expenditure budget resulting in actual 2008 capital expenditures of $27.8 million. In connection with our reduced capital expenditure budget, we also reduced our drilling and completion targets for 2008. During the year ended December 31, 2008, we drilled 117 gross (82) net wells. We curtailed substantially all new drilling in the fourth quarter of 2008, and we have shut-in a number of wells that are not economic at current natural gas price levels. If natural gas prices remain low, we expect to continue to operate with a reduced capital expenditure plan. Under our reduced capital expenditure plan, we would generally make such expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. The CIG index price has been extremely volatile during 2007 and 2008 and at times reached unusually low levels. For instance, the CIG monthly index price per Mcf was $1.78, $3.41, $2.78 and $4.63 for delivery in September, October, November and December of 2008, respectively. If prices remain low, our cash flows from operations will decrease and the borrowing base and borrowing availability under our credit facility could be further reduced. If we do not have sufficient cash flows and cannot obtain capital through our credit facility or otherwise, our ability to execute our development and acquisition plans, replace our reserves and maintain production levels could be greatly limited. If natural gas prices do not improve, we will consider alternatives to increase liquidity, including asset sales and issuances of equity. Our capital expenditure budget for 2009 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources. For a discussion of our credit facility and other matters that may limit our ability to execute our 2009 capital expenditure plan, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Credit Facility.”

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

Produced water is handled by utilizing one or several of the following approved methods:

· surface discharge;

· containment in reservoirs;

· irrigation of surface lands;

· injection to shallow sand formations;

· enhanced evaporation systems;

· treatment through ion exchange or reverse osmosis; and/or

· sub-surface irrigation.

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

We target an average of three coal seams per drilling location and have up to five coal seams that we believe are capable of commercial production. We expect that many of our wells will be completed to more than one coal seam, and thus we may drill less than three wells per location. The coal seams that we target are part of the Fort Union formation and include the Canyon, Cook, Wall, Pawnee and Flowers-Goodale (the Roberts equivalent) coals, which are found at depths ranging from 200 to 1,500 feet and are each approximately 15 to 60 feet thick.

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

Our drilling locations target the Canyon, Cook, Wall, Pawnee and Flowers-Goodale (the Roberts equivalent) coal seams in the Powder River Basin, which are found at depths ranging from 200 to 1,500 feet, and the Fort Union Big Red Coal in the Green River Basin, which is found at depths ranging from 2,500 to 6,500 feet. Each coal seam is approximately 15 to 60 feet thick. As of December 31, 2008 and based on a year-end CIG index price of $4.61 per Mcf, Netherland, Sewell & Associates, Inc., or NSAI, had identified 881 proved drilling locations assuming one coal seam per well. We expect that many of our wells will be completed to more than one coal seam.

Wyoming—Powder River Basin

Our principal Wyoming properties in the Powder River Basin are located in two distinct project areas: Recluse and Cabin Creek. As of December 31, 2008, we held approximately 120,000 gross (77,000 net) acres in the Powder River Basin in Wyoming for prospective CBM development and we operated over 98% of this acreage.

Approximately 54% of our gross acreage in the Powder River Basin in Wyoming is on U.S. federal land, and is subject to additional regulations not applicable to state or fee leases. Permitting new wells in Wyoming on federal land involves submitting a plan of development, or POD, to the Wyoming division of the United States Bureau of Land Management, or Wyoming BLM, and is subject to an environmental assessment and a review period. Typically, it takes three to six months to complete the permitting process and receive approval from the Wyoming BLM. Permitting new wells on state and fee land requires approval from the Wyoming Oil and Gas Conservation Commission and the approval process typically takes 30 to 60 days. Please see the information under the heading “Regulations—Permitting Issues for Federal Lands” in this section of this annual report for further information.

As of December 31, 2008, we had 257 approved drilling permits for our Wyoming properties in the Powder River Basin and we are in the process of applying for an additional 302 drilling permits which we expect to be approved in 2009 and 2010.

· Recluse—Recluse is located on the northern end of the Gillette Fairway, where a majority of Powder River Basin CBM has been produced to date. As of December 31, 2008, we held approximately 34,000 gross (16,000 net) acres in the Recluse area, of which approximately 34% were developed. As of December 31, 2008, we operated approximately 99% of these properties. As of December 31, 2008, we were producing approximately 11.8 gross (4.5 net) MMcf per day from approximately 427 gross (209 net) wells in this area. During the year ended December 31, 2008, we drilled 9 gross (3 net) wells. Our gas is gathered in over 200 miles of low-pressure gathering systems which we installed and own. As of December 31, 2008, we had approximately 7.2 Bcf of net proved reserves in the Recluse area based on a CIG index price of $4.61 per Mcf.   We are currently evaluating drilling plans for 2009 in light of the current economic and gas pricing environment.

· Cabin Creek—Our Cabin Creek project is located on the northern border of Wyoming adjacent to St. Mary’s Hanging Woman project to the west. As of December 31, 2008, we held approximately 55,000 gross (37,000 net) acres in Cabin Creek, of which approximately 25% were developed. As of December 31, 2008, we operated approximately 81% of these properties. We have a non-operating working interest in 32 wells operated by St. Mary Land and Exploration Company which are covered by a joint operating agreement. As of December 31, 2008, we participated in wells that were producing approximately 8.2 gross (3.6 net) MMcf per day from approximately 156 gross (104 net) wells in this area. During the year ended December 31, 2008, we drilled 97 gross (71 net) wells. As of December 31, 2008, we had approximately 12.4 Bcf of net proved reserves in the Cabin Creek area based on a CIG index price of $4.61 per Mcf. We are currently evaluating drilling plans for 2009 in light of the current economic and gas pricing environment.

· Other—As of December 31, 2008, we held approximately 31,000 gross (24,000 net) acres in three non-core project areas in Wyoming, all of which are undeveloped. As of December 31, 2008, we operated approximately 80 gross (58 net) wells in these areas and had approximately 0.3 Bcf of net proved reserves based on a CIG index price of $4.61 per Mcf.

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

Because CBM development in Montana is still in its early stages, the permitting process is not as streamlined in Montana as it is in Wyoming. Permitting new wells in Montana on federal land involves submitting a plan of development, or POD, which typically covers approximately 30 to 100 80-acre locations, to the Montana division of the United States Bureau of Land Management, or Montana BLM, and is subject to an environmental evaluation under the National Environmental Policy Act and a review period. Permitting new wells on state and fee land involves submitting a POD, which typically covers 200 to 300 wells, to the Montana Oil and Gas Conservation Commission, and is also subject to an environmental evaluation under the National Environmental Policy Act and a review period. An injunction which prohibited the Montana BLM from approving any CBM drilling permits in certain federal lands in the Montana portion of the Powder River Basin was lifted in December 2008. The primary lease term of federal acreage covered by the injunction was suspended during the time period that the injunction was in effect. We estimate the suspension will add an additional three to five years to the primary term of all affected federal leases. Fee and state permits were unaffected by the injunction. Approximately 67% of our gross acreage in Montana is on U.S. federal land. Prior to the issuance of the injunction, the permit approval process for federal lands typically took about a year. The permit approval process for fee and state lands typically takes three to six months. See “—Regulations—Permitting Issues for Federal Lands” for further discussion of the Montana federal permitting process and injunction.

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

· Kirby—Kirby was acquired at the time of our initial formation in 2003. As of December 31, 2008, we held approximately 97,000 gross (44,000 net) acres in our Kirby project area, of which approximately 2% were developed. Kirby is located adjacent to and just north of Fidelity Exploration and Development Company’s project area, which is north of J. M. Huber’s project area in Wyoming. As of December 31, 2008, we were producing approximately 1.4 gross (0.6 net) MMcf per day from approximately 23 gross (15 net) producing wells in this area. During the year ended December 31, 2008, we drilled 6 gross (3 net) wells in the Kirby area at depths between 500 and 1,200 feet in the Wall and Flowers-Goodale coals. We have commercial gas production from Kirby and transport our Kirby gas production through the Bitter Creek Pipeline, which became operational in late August 2006. We plan to target up to six distinct coal seams in the Kirby area.

As of December 31, 2008, we had approximately 4.0 Bcf of net proved reserves in Kirby based on a CIG index price of $4.61 per Mcf.

· Deer Creek—As of December 31, 2008, we held approximately 49,000 gross (41,000 net) acres in our Deer Creek project area, of which approximately 9% were developed. Our Deer Creek project area is located adjacent to St. Mary’s Hanging Woman project to the south and Fidelity’s CX Ranch Field to the west. Extensive drilling activity has occurred in both areas to date.

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

· Bear Creek—As of December 31, 2008, we held approximately 76,000 gross (64,000 net) acres in our Bear Creek project area, all of which were undeveloped. Our Bear Creek project area is located adjacent to and just north of our Cabin Creek project area in Wyoming and northeast of St. Mary’s Hanging Woman project. We operate all of our acreage in Bear Creek, which was acquired from Marathon Oil Corp. in March 2005.

As of December 31, 2008, we had no proved reserves in Bear Creek.  Approximately 87% of our gross acreage in Bear Creek is on U.S. federal land, and as of December 31, 2008, we had no drilling permits for Bear Creek.

· Bradshaw—Our Bradshaw project area is located to the northeast of our Cabin Creek project area in Wyoming. As of December 31, 2008, we held approximately 79,000 gross (71,000 net) acres in Bradshaw, all of which were undeveloped. As of December 31, 2008, we operated all of the acreage.

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

	Productive		Approximate Leasehold Acreage
	Wells		Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
December 31, 2006	529	281	26,160	17,400	427,840	290,600	454,000	308,000
December 31, 2007	634	342	33,120	22,200	460,880	293,800	494,000	316,000
December 31, 2008(1)	663	366	47,000	31,800	430,000	300,200	477,000	332,000

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

We were also granted suspension of certain state and federal leases in the Green River Basin totaling 4,481 gross (4,361 net) acres. The suspensions were requested primarily due to a lack of necessary infrastructure for well dewatering and gas transportation. In addition, the suspensions were granted pending approval of certain surface containment and discharge options by the BLM as well as completion of the BLM’s environmental assessment of the Red Desert watershed area.

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

Climate change regulation is one area of potential future environmental law development. Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases from sources within the U.S. between 2012 and 2050. In addition, at least 17 states have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The Environmental Protection Agency, or EPA, is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, including methane or carbon dioxide in areas in which we conduct business, could result in changes to the consumption and demand for natural gas and could have adverse effects on our business, financial position, results of operations and prospects. These changes could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

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

We may be subject to various generally applicable federal environmental and related laws, including the following:

· the Clean Air Act;

· the Federal Water Pollution Control Act/Clean Water Act;

· the National Environmental Policy Act;

· the Federal Land Policy and Management Act;

· the Safe Drinking Water Act;

· the Toxic Substances Control Act;

· the Comprehensive Environmental Response, Compensation and Liability Act (Superfund);

· the Solid Waste Disposal Act/Resource Conservation and Recovery Act;

· the Emergency Planning and Community Right to Know Act; and

· the Endangered Species Act;

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

The continued credit crisis and the related turmoil in the global financial system have had an adverse impact on our business and financial condition, and we may face major challenges if conditions in the financial markets do not improve. Currently, we are not able to borrow additional amounts under our credit facility. As a result, we curtailed substantially all new drilling in the fourth quarter of 2008, and if our operating cash flow is not sufficient to carry out our drilling plans for 2009, we will be required to reduce the number of wells we drill or seek alternative sources of financing. However, due to the financial crisis, financing through the capital markets or otherwise may not be available to us on acceptable terms or at all. If additional funding is not available, or is available only on unfavorable terms, we may be unable to implement our drilling plans, make capital expenditures, withstand a further downturn in our business or the economy in general, or take advantage of business opportunities that may arise. Any further curtailment of our operations would have an additional adverse effect on our revenues and results of operations. In addition, current economic conditions have led to reduced demand for, and lower prices of, oil and natural gas, and a sustained decline in the price of natural gas would adversely affect our business, results of operations and financial condition. Please read “The volatility of natural gas and oil prices could have a material adverse effect on our business” below. Further, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Also, market conditions could have an impact on our natural gas and oil derivatives transactions if our counterparties are unable to perform their obligations or seek bankruptcy protection.

Our credit facility has substantial restrictions and financial covenants that may affect our ability to successfully operate our business. In addition, we may have difficulty returning to compliance with certain financial covenants.

Our credit facility imposes certain operational and financial restrictions on us. These restrictions, among other things, limit our ability to:

·incur additional indebtedness;

·create liens;

·sell our assets or consolidate or merge with or into other companies;

·make investments and other restricted payments, including dividends; and

·engage in transactions with affiliates.

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

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” for a discussion of our credit facility.

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

We expect to make substantial capital expenditures in the development of natural gas reserves in the future as part of our business strategy. In general, we intend to finance our capital expenditures in the future through cash flow from operations and the incurrence of indebtedness. However, due to limitations in our credit facility, we are currently unable to borrow additional amounts. In addition, our business experienced reduced cash flows during the fourth quarter of 2008 due to low natural gas prices. Future cash flows and the availability of financing will be subject to a number of variables such as:

· the level of production from existing wells;

· prices of natural gas and oil;

· our results in locating and producing new reserves;

· the success and timing of development of proved undeveloped reserves; and

· general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

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

Our revenues, profitability and future growth and the carrying value of our natural gas and oil properties depend to a large degree on prevailing natural gas and oil prices. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms also substantially depends upon natural gas and oil prices. Prices for natural gas and oil are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas and oil, uncertainties within the market and a variety of other factors in large part beyond our control, such as:

· the domestic and foreign supply of natural gas and oil;

· the activities of the Organization of Petroleum Exporting Countries and state-owned oil companies relating to oil price and production controls;

· overall domestic and global economic and political conditions;

· the consumption pattern of industrial consumers, electricity generators and residential users;

· the availability of transportation systems with adequate capacity;

· price and availability of alternative fuels;

· weather conditions and fluctuating seasonal demand;

· natural disasters;

· acts of terrorism;

· political stability in the Middle East and elsewhere;

· domestic and foreign governmental regulations, including conservation efforts and taxation;

· the price and quantity of foreign imports; and

· the price and availability of alternative fuels.

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

As of December 31, 2008, approximately 18% of our total proved reserves were developed non-producing and approximately 44% were undeveloped. We plan to develop and produce all of our proved reserves in the future, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all. Due to expectations of low natural gas prices in 2009, we have deferred drilling of our undeveloped reserves to future years which has affected the present value of future net cash flows for these reserves.

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

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

· geological conditions;

· changes in governmental regulations and taxation;

· assumptions governing future prices;

· the amount and timing of actual production;

· future operating costs; and

· the capital costs of drilling new wells.

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

The business of exploring for, developing and operating natural gas and oil properties involves a high degree of business and financial risks, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

· unexpected or adverse drilling conditions;

· elevated pressure or irregularities in geologic formations;

· equipment failures, repairs or accidents;

· title problems;

· fires, explosions, blowouts, cratering, pollution and other environmental risks or other accidents;

· compliance with governmental regulations;

· adverse weather conditions;

· reductions in natural gas and oil prices;

· pipeline ruptures;

· unavailability or high cost of drilling rigs, other field services, equipment and labor; and

· limitations in the market for oil and gas.

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

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

· the results of our exploration efforts and the acquisition, review and analysis of data;

· the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

· the approval of the prospects by the other participants after additional data has been compiled;

· economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and prices of drilling rigs and crews; and

· the availability of leases and permits on reasonable terms for the prospects.

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

We currently engage in hedging arrangements to reduce our exposure to fluctuations in the prices of natural gas for a significant portion of our current natural gas production. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, the counterparty to the hedging contract defaults on its contract obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefits we would otherwise receive from increases in prices for natural gas. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk and Items 1 and 2, Business and Properties—Operations—Hedging Activities.

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

Coal beds contain water that must be reduced in order for the gas to desorb from the coal and flow to the well bore. Where groundwater produced from our coalbed methane projects fails to meet the quality requirements of applicable regulatory agencies or our wells produce water in excess of the applicable volumetric permit limit, we may have to explore alternative methods of disposal such as re-injections or water treatment facilities. The costs to dispose of this produced water may increase if any of the following occur:

· we cannot obtain future permits from applicable regulatory agencies;

· water of lesser quality is produced;

· our wells produce excess water; or

· new laws or regulations require water to be disposed of in a different manner.

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

As directed by Section 404 of the Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. The requirement to include management’s report first applies to this annual report. Our accounting firm will first be required to attest to and report on management’s assessment in the annual report for the year ended December 31, 2009. If management is unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us, when required, with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. These continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and a $1.00 minimum closing bid price. Our stock price has generally been below the $1.00 minimum bid requirement since October 2008. Ordinarily, if a company’s closing bid price is below $1.00 for 30 consecutive trading days, it receives a notice from NASDAQ that it will be subject to delisting if it fails to regain compliance within 180 days following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for ten consecutive business days. However, the NASDAQ has proposed suspending the $1.00 minimum bid requirement through July 19, 2009. If NASDAQ reinstates the $1.00 minimum bid price requirement as scheduled and, thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive days or if we in the future fail to meet the other requirements for continued listing on the NASDAQ Global Market, then our common stock could be delisted.

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

We are authorized to issue up to 100,000,000 shares of common stock and are not prohibited from issuing additional shares of such common stock. You do not have statutory “preemptive rights” and therefore are not entitled to maintain a proportionate share of ownership by buying additional shares of any new issuance of common stock before others are given the opportunity to purchase the same. Accordingly, your percentage ownership, as a holder of the common stock, will be subject to change as a result of the sale of any additional common stock or other equity interests in us.

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

Provisions in our second amended and restated certificate of incorporation, our amended and restated bylaws, and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our certificate of incorporation and bylaws:

· authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

· classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

· prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

· require super-majority voting by our stockholders to effect amendments to provisions of our certificate of incorporation concerning the number of directors;

· require super-majority voting by our stockholders to effect any stockholder-initiated amendment to any provision of our bylaws;

· limit who may call special meetings of our stockholders;

· prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

· establish advance notice requirements for stockholder nominations of candidates for election to the board of directors or for stockholder proposals that can be acted upon at annual meetings of stockholders; and

· require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

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

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

†10.13	—	Summary of Director Compensation.

†10.14	—

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

10.21		Fourth Amendment to Credit Agreement dated as of April 14, 2009 filed by Pinnacle Gas Resources, Inc. on April 15, 2009.

*31.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to Rules 13a-14(a) and 15d-14(a).

*31.2	—	Certification of Senior Vice President, Chief Financial Officer and Secretary of Pinnacle Gas Resources, Inc. pursuant to Rules 13a-14(a) and 15d-14(a).

*32.1	—	Certification of President and Chief Executive Officer of Pinnacle Gas Resources, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—

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

Date: November 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President and Chief	November 30, 2009
/s/ Peter G. Schoonmaker	Executive Officer
Peter G. Schoonmaker	(Principal Executive Officer)
and Director

	Senior Vice President, Chief	November 30, 2009
/s/ Ronald T. Barnes	Financial Officer
Ronald T. Barnes	and Secretary (Principal
Financial Officer
and Principal Accounting
Officer)

/s/ Thomas G. McGonagle	Chairman of the Board of
Thomas G. McGonagle	Directors	November 30, 2009

/s/ Robert L. Cabes, Jr.
Robert L. Cabes, Jr.	Director	November 30, 2009

/s/ Jeffrey P. Gunst
Jeffrey P. Gunst	Director	November 30, 2009

/s/ S. P. Johnson, IV
S. P. Johnson, IV	Director	November 30, 2009

/s/ F. Gardner Parker
F. Gardner Parker	Director	November 30, 2009

/s/ Susan C. Schnabel
Susan C. Schnabel	Director	November 30, 2009