Form 10-Q
period 2010-03-31
Pinnacle Gas Resources, Inc.
filed 2010-05-14
CIK 1362120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

30,319,792 shares of the registrant’s Common Stock were outstanding as of May 14, 2010.

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

• competition from, and the strength and financial resources of, our competitors; and

• general economic conditions.

When you consider these forward-looking statements, you should keep in mind these factors and the other factors discussed under the “Risk Factors” sections of our annual report on Form 10-K for the year ended December 31, 2009 and this quarterly report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.
Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$468	$175
Receivables
Accrued gas sales	1,326	1,240
Joint interest receivables, net of $14 and $100, respectively, allowance for doubtful accounts	1,508	1,207
Derivative instruments	1,513	—
Inventory of material held for exploration and development	56	229
Restricted certificates of deposits	—	142
Prepaid expenses	77	134
Total current assets	4,948	3,127
Property and equipment, at cost, net of accumulated depreciation	724	1,055
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	9,280	9,477
Unproved	49,082	48,700
Inventory of material held for exploration and development	389	223
Deposits	57	76
Restricted certificates of deposit	1,976	1,842
Total assets	$66,456	$64,500
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt, current	5,555	6,148
Derivative instruments, current	—	1,375
Trade accounts payable	9,809	9,058
Revenue distribution payable	4,577	3,328
Drilling prepayments from joint interest owners	61	63
Asset retirement obligation, current	710	721
Accrued liabilities	3,406	3,090
Total current liabilities	24,118	23,783
Asset retirement obligation, non-current	2,249	2,216
Production taxes, non-current	665	385
Long term debt, non-current	748	743
Total liabilities	27,780	27,127
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 30,320,525 and 30,108,023 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	289	289
Additional paid-in capital	151,879	151,725
Accumulated deficit	(113,492)	(114,641)
Total stockholders’ equity	38,676	37,373
Total liabilities and stockholders’ equity	$66,456	$64,500

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)
Revenues
Gas sales	$2,846	$2,766
Realized gain/(loss) on derivatives	(466)	1,457
Total revenues	2,380	4,223
Cost of revenues and expenses
Lease operating expenses	1,018	1,185
Production taxes	318	279
Marketing and transportation	723	1,250
General and administrative, net	1,407	1,031
Depreciation, depletion, amortization and accretion	715	1,828
Impairment of oil and gas properties	—	16,819
Total cost of revenues and expenses	4,181	22,392
Operating loss	(1,801)	(18,169)
Other income (expense)
Unrealized gain on derivatives	2,888	571
Interest income	14	8
Other income	145	105
Interest expense	(97)	(25)
Total other income	2,950	659
Net income/(loss) before income taxes	1,149	(17,510)
Income taxes	—	—
Net income/(loss) attributable to common stockholders	1,149	(17,510)
Basic and diluted net income/(loss) per share	$0.04	$(0.60)
Weighted average shares outstanding — basic	30,247,330	29,191,684
Weighted average shares outstanding — diluted	31,089,610	29,191,684

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.
Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income/(loss)	$1,149	$(17,510)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of oil and gas properties	—	16,819
Depreciation, depletion, amortization and accretion	715	1,828
Gain on derivatives	(2,422)	(2,028)
Stock-based compensation	154	199
Changes in assets and liabilities
Decrease (increase) in receivables	(387)	1,257
Decrease (increase) in inventory of material held for exploration and development	173	(1)
Asset retirement obligation settled this period	(31)	—
Decrease in prepaid expenses	57	86
Increase in trade accounts payable, accrued liabilities and production taxes	1,095	1,366
Increase (decrease) in revenue distribution payable	1,249	(1,293)
Net cash provided by operating activities	1,752	723
Cash flows from investing activities
Capital expenditures — exploration and production	(239)	(1,398)
Capital expenditures — property and equipment	(27)	(1)
Decrease (increase) in purchase of restricted certificates of deposit and deposits	27	(5)
Increase in inventory held for exploration and development	(166)	(4)
Realized gain (loss) on derivatives	(466)	1,457
Net cash (used in) / provided by investing activities	(871)	49
Cash flows from financing activities
Principal payments on long term debt	(588)	(1,007)
Net cash used in financing activities	(588)	(1,007)
Net increase/(decrease) in cash and cash equivalents	293	(235)
Cash and cash equivalents at beginning of quarter	175	346
Cash and cash equivalents at end of quarter	$468	$111
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,659	$6,951
Asset retirement obligations included in oil and gas properties	1	—
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$97	$25

See Notes to Financial Statements (unaudited)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	30,108,023	$289	$151,725	$(114,641)	$37,373
Issuance of restricted share	212,502		$128		128
Stock-based compensation		—	26	—	26
Net income	—	—	—	1,149	1,149
Balance at March 31, 2010 (unaudited)	30,320,525	$289	$151,879	$(113,492)	$38,676

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

Due to the current economic and pricing environment, the Company is actively marketing certain assets to raise additional capital and is also reviewing alternatives for raising additional capital through equity and debt financing, capital restructuring and possible mergers.  The Company has executed hedges of its gas to secure certain operating cash flow levels during the remainder of 2010. From January through April 2010, the Company had 5,500 MMbtu per day hedged through fixed price swaps at a weighted average price of $4.19 per MMbtu.  From May through December 2010, the Company has 5,500 MMbtu per day hedged through fixed price swaps at a weighted average price of $5.08 per MMbtu. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.

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

On February 23, 2010, the Company entered into an Agreement and Plan of Merger with Powder Holdings, LLC, a Delaware limited liability company and Powder Acquisition Co., a Delaware corporation and a direct, wholly owned subsidiary of Powder Holdings.  Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of the Company’s management team. On April 2, 2010, the Company filed a preliminary proxy statement relating to the merger, with the U.S. Securities and Exchange Commission.  Although the Company is pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements include the Company’s proportionate share of assets, liabilities, income and expenses from the properties in which the Company has a participating interest.  The Company has no subsidiaries or affiliates with which intercompany transactions are recorded.

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first three months of 2010.  The results for the three months ending March 31, 2010 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. The Company recorded an impairment of unevaluated properties of $0 million and $36.7 million for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties. If the adjustment to capitalized costs related to proved oil and gas properties results in the capitalized costs exceeding the full cost ceiling limitations, the excess must be charged to expense.

Substantially all of the remaining unproved properties are expected to be developed and included in the amortization base over the next three to five years, based on projected cash flow from operations combined with raising additional capital. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. The estimated salvage value of equipment included in determining the depletion rate was $6.8 million and $7.2 million as of March 31, 2010 and 2009, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and first day of the month twelve month average CIG prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At March 31, 2010, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $4.1 million based on the first day of the month, twelve month average CIG price of approximately $3.48 per Mcf. Therefore, no impairment was taken for the quarter ended March 31, 2010. An impairment of $16.8 million was taken for the quarter ended March 31, 2009 based on a natural gas price of $3.31 per Mcf.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the three months ended March 31, 2010, diluted net income per share was $0.04, and basic net income per share was $0.04.  During the three months ended March 31, 2009, 645,000 options were excluded because they were anti-dilutive.

(In thousands except per share data)

	For the Three Months Ended March 31,
	2010	2009
Net income/(loss)	$1,149	$(17,510)
Common shares outstanding:

Historical common shares outstanding at beginning of period	30,108	29,194
Weighted average common shares issued	139	(2)
Weighted average common shares outstanding-basic	30,247	29,192
Effect of dilution – stock options	843	—

Weighted average common shares outstanding-diluted	31,090	29,192
Net income/(loss) per share-basic	$.04	$(.60)
Net income/(loss) per share-diluted	$.04	$(.60)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of March 31, 2010 and December 31, 2009, the Company had recorded a full valuation allowance for its net deferred tax asset.

New Accounting Pronouncements

In September 2006, the FASB issued accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating the Company’s estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “FASB Accounting Standards Codification™ (“Codification”), as the single source of authoritative US GAAP” for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The

Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature in the accompanying financial statements, but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature.

In December 2008, the Securities and Exchange Commission (“SEC”) revised its requirements for oil and gas reserves estimation and disclosures and related definitions to align them with current practices and changes in technology. In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03 “Oil and Gas Reserve Estimation and Disclosure,” which aligns the current oil and gas reserve estimation and disclosure requirements with those of the SEC. As discussed earlier, the Company follows the full-cost method of accounting for which the SEC provides guidance. Among other things, the SEC and FASB amendments replace the single-day, year-end pricing assumption with a twelve-month average pricing assumption, revise certain definitions and allow the use of certain technologies to establish reserves.

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

The Company adopted FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures” which amends ASC Update 2010-06 to require additional disclosures concerning transfers between Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3.  These disclosures were effective for the Company for the quarter ended March 31, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In addition, ASC Update 2010-06 requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  This portion of the new authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2010.  As such, the Company will apply this new authoritative guidance in the Company’s March 31, 2011, Quarterly Report on Form 10-Q.  The adoption of ASC Update 2010-06 will not have a material impact on the Company’s financial statements.

The Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 was effective upon issuance and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Note 3 — Asset Retirement Obligations

The Company follows certain accounting provisions that apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. These provisions require the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using its best estimate of its credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells.

The following is a summary of the Company’s asset retirement obligation activity for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Beginning balance asset retirement obligations	$2,937	$3,366
Additional obligation added during the period	1	—
Obligations settled during the period	(31)	—
Accretion expense	52	56
Ending balance of asset retirement obligations	$2,959	$3,422

Note 4 — Restricted Assets (Certificates of Deposit) and Deposits

Certificates of Deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2010, totaling $160,000. The CD is collateral for bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of March 31, 2010. The issuer of the bonds has commenced litigation against the Company to increase its collateral position, although this litigation has now been resolved (see Note 9). Additionally, the Company holds two CDs for $604,000 and $964,000 which were issued in February 2006 and renewed annually.  The $604,000 CD expired on February 14, 2010; a new CD in the amount of $513,000 was obtained on February 19, 2010 and will expire in February 2011.  The $964,000 CD expires in May, 2010. These CDs collateralize letters of credit in favor of Powder River Energy Corporation, a local rural electric association, in order to secure power lines to the Kirby, Deer Creek and Cabin Creek areas. The Company has included these amounts in non-current assets as of March 31, 2010 because the Company also intends to renew the CDs in order to maintain power supply on a long-term basis.  In March 2010 the Company also posted a security deposit to Powder River Energy Corp. of approximately $225,000 to collateralize electrical usage in its Kirby, Deer Creek and Cabin Creek areas. In April 2007, the Company issued a $1,000,000 letter of credit (“LOC”), which was collateralized by a CD in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. Bitter Creek Pipelines, LLC has drawn approximately $858,000 on this LOC for compression services provided to the Company in the third and fourth quarters of 2009. In January of 2010, Bitter Creek Pipelines, LLC drew the remaining balance of the CD collateralizing this LOC.

Surety Bonds.

From June 2009 through March 31, 2010, the Company posted idle well surety for approximately $64,000 to the Wyoming Oil and Gas Conservation Commission. The Commission has requested the Company make 18 monthly installments of $12,777 for surety on wells that will need to be plugged by the Company. The surety amount may be adjusted downward by the Commission if the Company successfully plugs the proposed wells in question. In addition, the Company has included a $50,000 payment for bonding requirements in the Company’s Kirby Montana area.

Deposits.

The Company has included approximately $57,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at March 31, 2010.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under authoritative guidance prescribed by the FASB. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be an asset totaling $1,513,000 and an asset of $4,916,000 at March 31, 2010 and 2009, respectively. The Company realized a hedging loss of $466,000 and a hedging gain of $1,457,000 for the quarters ended March 31, 2010 and 2009, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized gain of $2,889,000 for the quarter ended March 31, 2010 and unrealized gain of $571,000 for the quarter ended March 31, 2009. Unrealized and realized gains and losses are included in gains or losses on derivatives in the statement of operations. As of March 31, 2010 and 2009, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
March 31, 2010 (unaudited)
Natural Gas—Swap	2,500	$3.45	01/10-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-1210
Natural Gas—Swap	2,500	$5.40	05/10-12/10
March 31, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10

	Location on Consolidated Balance Sheets	Fair Value at March 31, 2010
		(In thousands)
Derivative Assets:
Natural gas, commodity swaps	Current asset	$1,513

Total derivative assets		$1,513

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At March 31, 2010, there were options to purchase 640,000 shares granted under the plan.

The options granted since formation in June 2003 vest as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

At March 31, 2010, the Company had unvested options to purchase 12,500 shares with a weighted average grant date fair value of $5,600. During the three months ended March 31, 2010, the Company did not grant any options to purchase common stock. The Company will recognize compensation expense relating to nonvested options granted after January 1, 2007 ratably over the next three years. The Company recognized an expense of approximately $19,000 for the three months ended March 31, 2010, based on the fair value of the vested options.

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2009	640,000	$5.81
Canceled or forfeited	—	—

Outstanding, March 31, 2010 (unaudited)	640,000	$5.81	2.08	$—

Exercisable, March 31, 2010 (unaudited)	627,500	$5.76	2.04	$—

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	0.5 years	137,500	$4.00	Black-Scholes (minimum value)
$4.80	265,000	2.0 years	265,000	$4.80	Black-Scholes (minimum value)
$5.20	112,500	2.8 years	112,500	$5.20	Black-Scholes
$8.40	25,000	4.2 years	12,500	$8.40	Black-Scholes
$11.00	100,000	3.2 years	100,000	$11.00	Black-Scholes
	640,000		627,500

Stock Appreciation Rights under Stock Incentive Plan

The Company has adopted a stock incentive plan authorizing the grant of Stock Appreciation Rights (“SARs”). A SAR confers on the participant a right to receive, upon exercise, the excess of the fair market value of a share of Common Stock on the date of the exercise over $1.00. Such excess shall be paid in cash or common stock or a combination thereof to the participant. On June 1, 2009, 202,280 SARs were granted and currently outstanding as of March 31, 2010. The SARs granted since 2009 vest as follows:

Year 1	33.33%
Year 2	33.33%
Year 3	33.34%
100%

As of March 31, 2010, the Company had approximately $55,000 of unrecognized compensation expense related to nonvested SAR awards.

The following table summarizes stock appreciation activity for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2009	202,280	$0.41	6.42
Granted	—	—	—
Canceled or forfeited	—	—	—
Outstanding at March 31, 2010 (unaudited)	202,280	$0.41	6.17

During the three months ended March 31, 2010, the Company recognized compensation expense of approximately $6,000 based on the fair value of the vested shares using a Black-Scholes model.

Restricted Stock

The Company has an incentive program whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements.

The Company recognized a compensation expense of approximately $128,000 for the quarter ended March 31, 2010 based on the fair value of the vested shares during that period.

A summary of the status and activity of the restricted stock for the three months ended March 31, 2010 is presented   below.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	342,993	$2.18
Granted	212,502	$0.31
Vested	(215,002)	$0.43
Unvested at March 31, 2010 (unaudited)	340,493	$2.12

As of March 31, 2010, the Company had approximately $0.5 million of unrecognized share-based compensation expense related to unvested stock awards, which is expected to be amortized over the remaining vesting periods of three years.

Note 7 — Line of Credit and Long Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2010 and December 31, 2009, the Company had $5.5 million and $6.1 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

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

The Company’s obligations under the credit facility are secured by liens on (i) no less than 90% of the net present value of the oil and gas to be produced from its oil and gas properties that are included in the borrowing base determination, calculated using a discount rate of 10% per annum and reserve estimates, prices and production rates and costs, (ii) options to lease, seismic options, permits, and records related to such properties, and (iii) seismic data.

Borrowings under the Company’s credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of March 31, 2010 was 5.0%. The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

The credit agreement, as amended, also requires the Company satisfy certain affirmative covenants, meet certain financial tests, maintain certain financial ratios and make certain customary indemnifications to lenders and the administrative agent. The financial covenants include requirements to maintain: (i) a ratio of EBITDA to cash interest expense of not less than 3.00 to 1.00, (ii) a ratio of current assets to current liabilities of not less than 1.00 to 1.00, (iii) a total debt to annualized EBITDA ratio of not more than 3.0 to 1.0, (iv) a quarterly total senior debt to annualized EBITDA ratio equal to or less than 3.0 to 1.0, and (v) a total proved PV-10 value to total debt ratio of at least 1.50 to 1.00.

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

Effective December 31, 2008, the Company and the administrative agent and lender entered into the third amendment to the credit agreement (the “third amendment”). In addition to waiving compliance with the current ratio covenant as of December 31, 2008, the third amendment, among other things, required that immediately prior to any additional borrowings under the credit agreement, the ratio of current assets to current liabilities be not less than 1.00 to 1.00. As a result of this new condition to additional borrowings, the Company is currently unable to borrow additional amounts under the credit agreement. The third amendment also increased the interest rate payable under the credit agreement to either (i) the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization, and provided for the payment of an amendment fee.

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

Each Calendar month thereafter commenced May 1, 2010; the Borrowing Base for the preceding calendar month reduced by $200,000.

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

On January 13, 2010, the Company entered into a seventh amendment and waiver to credit agreement (“waiver agreement”) with the lenders party thereto. The waiver agreement provided that the lenders would waive (i) its compliance with certain restrictions based on the current ratio in the credit agreement, (ii) certain requirements pertaining to the aging of certain accounts payable, and (iii) certain restrictions regarding the amount of liens the Company has. Default remedies available to the lenders under the credit agreement include acceleration of all principal and interest amounts due under the credit agreement. The waiver agreement extends the waiver period for these items until the earlier of June 15, 2010 and the date of any default arising out of a breach or non-compliance with the credit agreement not expressly waived in the waiver agreement or a breach of the waiver agreement.

In addition, the waiver agreement amends the definition of “Final Maturity Date” under the credit agreement to the earlier of (i) June 15, 2010 or (ii) the date that is thirty days following the earlier of (A) the date the merger is withdrawn or terminated in whole or in part or (B) the date that the lenders have been advised that the merger will not proceed.

Office Building Loan.

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400 and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $520,800 will become due. As of March 31, 2010, the Company had $725,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on the mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of March 31, 2010, the variable rate was 4.0%.

Note 8 — Fair Value Measurements

Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including proved oil and gas properties and other long-lived assets and asset retirement obligations initially measured at fair value. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$1,513	$—	$1,513
Total	$—	$1,513	$—	$1,513

As of March 31, 2010, the Company’s derivative financial instruments are comprised of four natural gas swap agreements. The fair values of the swap agreements are determined based primarily on inputs that are derived from observable data at commonly quoted intervals for the full term of the derivatives and are therefore considered Level 2 in the fair value hierarchy.

The Company adopted FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures” which amends ASC Update 2010-06 to require additional disclosures concerning transfers between Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. The Company determines the fair value of these swap contracts under the income approach using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, projected gas market prices, discount rate, and credit risk adjustments, as appropriate.  The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds. These disclosures were effective for the Company for the quarter ended March 31, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company’s estimate of the fair value of derivative financial instruments includes consideration of the counterparty’s credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of the building in August 2005, the Company was assigned the lease agreements for existing tenants in the building. The leases expire from January 2010 to January 2013. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31,
2010	$79,000
2011	60,000
2012	44,000
2013	44,000
Total minimum lease payments	$227,000

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

The Company, together with the defendants above, was also named as defendants in a related lawsuit (Civil Cause No. DV-05-70) filed on September 21, 2005 in the Montana 22nd Judicial District Court, Bighorn County by Diamond Cross Properties, LLC relating to the Dietz POD. The plaintiff sought similar relief as in the Coal Creek POD suit. The two cases were combined.

On July 14, 2008, the district court issued a summary judgment order in the combined case, and the order was subsequently entered as a judgment on August 15, 2008. As a result, the Company has continued its operations in the two project areas. To date, there has been no appeal by the plaintiff.

In April and September 2005, the U.S. Bureau of Land Management in Miles City, Montana issued suspensions of operations for the majority of the Company’s federal leases in Montana. The suspensions were issued based upon a court order issued on April 5, 2005 by the U.S. District Court of Montana that required the BLM to complete a Supplemental Environmental Impact Statement (SEIS) to address phased development of coal bed natural gas. The U.S. Ninth Circuit Court of Appeals also issued an order on May 31, 2005 which enjoined the BLM from approving coal bed natural gas production projects in the Powder River Basin of Montana. Both of these actions placed limitations on lease development until completion of the SEIS.

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

On July 6, 2009, the Company filed suit (Cause No. DV09-35) against Big Sky Energy LLC and Quaneco L.L.C., in the Twenty-Second Judicial District Court, Big Horn County, Montana alleging claims for breach of contract, breach of implied covenant of good faith and fair dealing, tortuous interference with business, tortuous interference with contractual relations and slander of title. The Company is amending the complaint to add a foreclosure action against Big Sky Energy LLC’s and Quaneco L.L.C.’s collective interest in the developed properties in Montana for non payment of invoices in the amount of $298,689.

The Company will continue to vigorously pursue payment of the amounts owed including interest and attorney’s fees along with foreclosure proceedings and any other rights and remedies available to us pursuant to the Joint Operating Agreement dated June 23, 2003, as amended.

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

Two putative stockholder class action lawsuits related to the Merger have been filed in the Delaware Court of Chancery since the announcement of the execution of the Merger Agreement described in our Proxy Statement filed April 2, 2010. On March 24, 2010, the Delaware Court of Chancery entered an order consolidating the two actions under the caption In re Pinnacle Gas Resources Shareholder Litigation, C.A. No. 5313-CC (Del. Ch.) and appointing co-lead counsel.

The consolidated complaint generally alleges that our directors breached their fiduciary duties by, among other things, taking actions designed to deter higher offers from other potential acquirers and failing to maximize the value of Pinnacle to its stockholders. In addition, the lawsuit alleges that DLJ, as a controlling stockholder of Pinnacle, violated fiduciary duties to Pinnacle stock holders and that Powder and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the other defendants.  The lawsuit seeks, among other relief, injunctive relief prohibiting the Merger, and costs of the action including reasonable attorneys’ fees.

The Company believes that these lawsuits are without merit and intends to vigorously defend against them.

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

Note 10 — Recent Developments

NASDAQ Delisting

On March 16, 2010, The NASDAQ Stock Market notified the Company of its failure to comply with Listing Rule 5450(a)(1). This rule subjects a company’s stock to delisting on the NASDAQ exchange if its stock price closes below $1 over the previous 30 consecutive business days and then, after notification, fails to regain compliance within the subsequent 180 days. Accordingly, unless the Company appealed this determination, the trading of the Company’s stock would have been suspended on March 25, 2010. The Company filed an appeal, pursuant to NASDAQ listing rule series 5800 on March 22, 2010.

On April 29, 2010, the Company met with representatives of NASDAQ to formally request a 180 day extension to allow implementation of certain strategies to regain compliance.

On May 10, 2010, the Company received a determination letter from the NASDAQ hearings panel granting the Company’s request for continued listing subject to a proxy being filed which included a proposal for a reverse stock split and a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to September 13, 2010.

****

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward-looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward-looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009, including in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward-looking matters discussed may not occur.

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

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009 and during the first three months of 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.  We had total capital expenditures of $0.2 million for the three months ended March 31, 2010.

Shares of our common stock are traded on the NASDAQ Global Market under the symbol “PINN.”

Economic and Natural Gas Pricing Environment

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

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $6.24 per Mcf for the twelve months ended December 31, 2008 but only $3.07 per Mcf for the twelve months ended December 31, 2009. For the first quarter of 2010, the price averaged $5.14.  This volatility in price has caused us to reevaluate our 2010 business plan. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

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

On January 13, 2010, we entered into a seventh amendment and waiver to credit agreement (“waiver agreement”) with the lenders party thereto. The waiver agreement provided that the lenders would waive (i) our compliance with certain restrictions based on the current ratio in the credit agreement, (ii) certain requirements pertaining to the aging of certain accounts payable, and (iii) certain restrictions regarding the amount of liens we have. Default remedies available to the lenders under the credit agreement include acceleration of all principal and interest amounts due under the credit agreement. The waiver agreement extends the waiver period for these items until the earlier of June 15, 2010 and the date of any default arising out of a breach or non-compliance with the credit agreement not expressly waived in the waiver agreement or a breach of the waiver agreement.

In addition, the waiver agreement amends the definition of “Final Maturity Date” under the credit agreement to the earlier of (i) June 15, 2010 or (ii) the date that is thirty days following the earlier of (A) the date the merger (please see Note 10 in the notes to the financial statements) is withdrawn or terminated in whole or in part or (B) the date that the lenders have been advised that the merger will not proceed.

On February 23, 2010, we entered into an Agreement and Plan of Merger with Powder Holdings, LLC, a Delaware limited liability company, and Powder Acquisition Co., a Delaware corporation and a direct, wholly owned subsidiary of Powder Holdings. Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of the Company’s management team.

We have also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze.  We have reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.  We continue to communicate with key vendors to manage our obligations and payables.  Management believes that appropriate steps, including cost-cutting measures, are being taken to make operations sustainable in the future.  Although we are pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions. We also put additional hedges of our natural gas production in place to secure certain operating cash flow levels during 2010. From January through April 2010, we had 5,500 MMbtu per day hedged through fixed price swaps at a weighted average price of $4.19 per MMbtu. From May through December 2010, we have 5,500 MMbtu hedged through fixed price swaps at a weighted average price of $5.08 per MMbtu. Although we are pursuing various alternatives to provide additional liquidity, there is no assurance of the likelihood or timing of any of these transactions.

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

Depreciation, depletion and amortization of oil and gas properties are computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. We recorded an impairment of unevaluated properties of $0 million and $36.7 million during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. As of March 31, 2010 and March 31, 2009, the estimated salvage value of equipment was $6.8 million and $7.2 million, respectively.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and the first day of the month, twelve month average CIG price, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation. At March 31, 2010, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $4.1 million based on the first day of the month, twelve month average CIG price of approximately $3.48 per Mcf. Therefore, no impairment was taken for the quarter ended March 31, 2010. An impairment of $16.8 million was taken for the quarter ended March 31, 2009 based on a natural gas price of $3.31 per Mcf. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At March 31, 2010 and December 31, 2009, there was no such liability recorded. Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at March 31, 2010, and December 31,

2009 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at March 31, 2010 and at December 31, 2009, the impact would have been a change of $133,000 and $124,000, respectively.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have had a $296,000 effect on our asset retirement obligation liability at March 31, 2010.

The following is a summary of our asset retirement obligation activity for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Beginning balance asset retirement obligations	$2,937	$3,366
Additional obligation added during the period	1	—
Obligations settled during the period	(31)	—
Accretion expense	52	56
Ending balance of asset retirement obligations	$2,959	$3,422

Inventory

We have acquired inventory of oil and gas equipment, primarily tubulars, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $44,000 reduction in our inventory valuation as of March 31, 2010. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we recorded an impairment. No impairments were recorded during the three months ended March 31, 2010 and the year ended December 31, 2009.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the three months ended March 31, 2010 would have increased or decreased our expenses billed to working interest owners by approximately $29,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of March 31, 2010 and December 31, 2009, we recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted accounting provisions that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This provision requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of the provision, we performed a comprehensive review of our material tax positions in accordance with these recognition and measurement standards. As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of March 31, 2010 and December 31, 2009, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of March 31, 2010 and 2009, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting provisions, which require companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $19,000 for the three months ended March 31, 2010, based on the fair value of vested options.  We recognized an expense of approximately $129,000 for the three months ended March 31, 2010, based on the fair value of restricted stock that vested during the quarter.  We recognized an expense of approximately $6,000 for the three months ending March 31, 2010, based on the fair market value of stock appreciation rights. This accounting provision also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of approximately $14,000 and $100,000 at each of March 31, 2010 and December 31, 2009 respectively.

Transportation Costs

We account for transportation costs under authoritative guidance prescribed by the FASB related to the accounting for shipping and handling fees and costs, whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under an accounting provision, which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At March 31, 2010 and 2009, we recorded no expenses for legal proceedings.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the three months ended March 31, 2010, diluted net income per share was $0.04 and basic net income per share was $0.04. During the three months ended March 31, 2009, 645,000 options were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, please see Note 2 in the notes to the audited financial statements appearing elsewhere in this report.

Trends Affecting Our Business

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009 and the first quarter of 2010. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan for 2010. Under our plan, we will generally make expenditures only as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the three months ended March 31, 2010, the NYMEX natural gas index price ranged from a high of $6.00 per MMBtu to a low of $3.84 per MMBtu, while the CIG natural gas index price ranged from a high of $6.08 per MMBtu to a low of $3.41 per MMBtu. During the year ended December 31, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu, while the CIG natural gas index price ranged from a high of $5.75 per MMBtu to a low of $1.33 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the three months ended March 31, 2010, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity have a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2010 through March 31, 2010, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a premium of $0.27 per Mcf to a discount of $0.64 per Mcf, with an average differential of a discount of $0.24 per Mcf. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

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

Results of Operations

Net income attributable to stockholders for the quarter ended March 31, 2010 was $1.1 million, or $0.04 per diluted share, on total revenues of $2.8 million. Other income for the quarter ended March 31, 2010 included a $2.9 million unrealized gain associated with the change in the fair valuation of our natural gas hedges in place in accordance with certain accounting provisions. Absent such change in the valuation of hedges, we would have shown a loss of $1.7 million This compares to a net loss attributable to stockholders of $17.5 million for the quarter ended March 31, 2009 on total revenue of $2.8 million. Adjusted for an unrealized gain in the fair valuation of our natural gas hedges in place of $0.6 million shown in other income, our results for the quarter ended March 31, 2009 would have been a net loss attributable to common stockholders of $18.1 million.

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

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Gas sales volume.

Gas sales volume decreased 27%, from 813 MMcf in the three months ended March 31, 2009 to 594 MMcf in the three months ended March 31, 2010. Daily sales volume was 6.6 MMcf for the three months ended March 31, 2010 as compared to 9.0 MMcf for the three months ended March 31, 2009, a 2.4 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales increased approximately $80,000 during the three months ended March 31, 2010, to approximately $2.8 million, a 3% increase compared to the three months ended March 31, 2009. This increase was primarily due to an increase in the average realized price per Mcf but was partially offset by a decrease in volume. The average realized price per Mcf increased approximately 41%, from $3.40 per Mcf in the three months ended March 31, 2009 to $4.79 per Mcf in the three months ended March 31, 2010.

Derivatives.

For the three months ended March 31, 2010, we had an unrealized gain of $2.9 million compared to an unrealized gain of $0.6 million for the three months ended March 31, 2009. The unrealized gains are non-cash income based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate for our costless collars in place and an intrinsic model for our swaps in place. Hedges settled during the three months ended March 31, 2010 resulted in a realized loss of $0.5 million compared to a realized hedge gain of approximately $1.5 million during the three months ended March 31, 2009. The unrealized hedge gain for the three months ended March 31, 2010, was due to future gas prices being lower than the weighted average price of our future hedge positions.

Lease operating expenses.

Lease operating expenses decreased $0.2 million in the three months ended March 31, 2010 to $1.0 million, a 14% decrease compared to the three months ended March 31, 2009. This decrease resulted primarily from a reduction in contract services, fuel, and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the three months ended March 31, 2010. On a Mcf basis, lease operating expenses increased 18% from $1.46 per Mcf in the three months ended March 31, 2009 to $1.71 per Mcf in the three months ended March 31, 2010. The increase per Mcf was primarily due to a number of shut-in wells in the Kirby area being turned back on in the first quarter of 2010 that have not yet begun producing gas.

Production taxes.

Production taxes increased $40,000 in the three months ended March 31, 2010 to $0.3 million, a 14% increase from the three months ended March 31, 2009. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the three months ended March 31, 2010 was primarily due to decreased revenues associated with decreased volume and realized pricing. On a Mcf basis, production taxes were $0.54 per Mcf for the three months ended March 31, 2010 and $0.34 per Mcf for the three months ended March 31, 2009, a 56% increase, which correlates to the increase in the price per Mcf received in the three months ended March 31, 2010 from the three months ended March 31, 2009.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.5 million in the three months ended March 31, 2010 to approximately $0.7 million, a 42% decrease from the three months ended March 31, 2009. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On a Mcf basis, marketing and transportation expenses decreased 21% to $1.22 per Mcf in the three months ended March 31, 2010 from $1.54 per Mcf in the three months ended March 31, 2009.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $289,000 in the three months ended March 31, 2010 compared to $325,000 for the three months ended March 31, 2009, an 11% decrease. General and administrative expenses net increased $0.4 million in the three months ended March 31, 2010 to $1.4 million. On a Mcf basis, general and administrative expenses, net increased 87%, from $1.27 per Mcf in the three months ended March 31, 2009 to $2.37 per Mcf in the three months ended March 31, 2010. General and administrative expenses, for the quarter ended March 31, 2010, include $0.7 million of professional services expense for restructuring under the potential merger agreement with Scotia Waterous signed February 23, 2010.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.1 million for the three months ended March 31, 2010 to $0.7 million, a 61% decrease compared to the three months ended March 31, 2009. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool. On a Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $1.20 per Mcf in the three months ended March 31, 2010, from $2.25 per Mcf in the three months ended March 31, 2009.

Impairment.

At March 31, 2010, the full cost ceiling limitation of our oil and gas properties exceeded the capitalized cost by approximately $4.1 million based upon a natural gas price of approximately $3.48 per Mcf (based on the first day of the month, twelve month average per Mcf on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Therefore, no impairment was taken for the quarter ended March 31, 2010. An impairment of approximately $16.8 million was taken for the quarter ended March 31, 2009.  For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Liquidity and Capital Resources

In the past, our primary sources of liquidity have been private and public sales of our equity securities, cash provided by operating activities, and debt financing. All of these sources have been negatively impacted by the current economic climate, its impact on our industry, and by significant fluctuations in oil and gas prices, operating costs, and volumes produced. We have no control over the market prices for oil and natural gas, although we are able to influence the amount of our net realized revenues related to gas sales through the use of derivative contracts. A decrease in market prices would reduce expected cash flow from operating activities and could reduce the borrowing base of our credit facility as well as the value of assets we might consider selling. Historically, decreases in market prices have limited our industry’s access to the capital markets. During these challenging times, we have reduced our administrative, operating and transportation costs. We are also actively marketing asset sales and exploring other strategic alternatives and capital restructuring options

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of March 31, 2010 and December 31, 2009, we had $5.5 million and $6.1 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of March 31, 2010 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On January 13, 2010, we entered into a seventh amendment and waiver to credit agreement (“waiver agreement”) with the lenders party thereto. The waiver agreement provided that the lenders would waive (i) our compliance with certain restrictions based on the current ratio in the credit agreement, (ii) certain requirements pertaining to the aging of certain accounts payable, and (iii) certain restrictions regarding the amount of liens we have. Default remedies available to the lenders under the credit agreement include acceleration of all principal and interest amounts due under the credit agreement. The waiver agreement extends the waiver period for these items until the earlier of June 15, 2010 and the date of any default arising out of a breach or non-compliance with the credit agreement not expressly waived in the waiver agreement or a breach of the waiver agreement.

In addition, the waiver agreement amends the definition of “Final Maturity Date” under the credit agreement to the earlier of (i) June 15, 2010 or (ii) the date that is thirty days following the earlier of (A) the date the merger is withdrawn or terminated in whole or in part or (B) the date that the lenders have been advised that the merger will not proceed.

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $520,800 will become due. As of March 31, 2010, we had $725,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of March 31, 2010, the variable rate was 4.00%.

Capital Expenditure Budget.

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and remained low in 2009 and the first quarter of 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources. We had total capital expenditures of $0.7 million for the three months ended March 31, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2010, compared to $0.7 million for the three months ended March 31, 2009. The change was primarily due to an increase in accounts payable, an increase in accrued liabilities, and an increase in revenue distribution payables.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $0.9 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $49,000 for the three months ended March 31, 2009. The change in 2010 was primarily due to a realized loss on derivatives.

Cash Flow from Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2010, compared to $1.0 million for the three months ended March 31, 2009. The change in 2010 was primarily due to a reduction in the balance owed on the line of credit for the quarter ended March 31, 2010.

There have been no issuances of shares of common stock since our initial public offering except to employees, executive officers and directors pursuant to our incentive stock plan.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of March 31, 2010:

	Total	2010	2011–2012	2013–2014	Thereafter
	(In Thousands)
Notes payable in connection with mortgage and equipment	$749	$31	$89	$76	$553
Capital lease	55	11	34	10	—
Asset retirement obligations	2,959	710	752	395	1,102
Production and property taxes	3,656	2,991	665	—	—
Total	$7,419	$3,743	$1,540	$481	$1,655

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of March 31, 2010. At March 31, 2010, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

Year Ending December 31, 2010
(Unaudited)
Natural Gas Swaps:
Contract volumes (MMBtu)	1,512,500
Weighted-average fixed price sales per MMBtu(1)	$4.98
Fair value, net (thousands)(2)	$1,513
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,512,500
Fixed-price sales	$4.98
Fair value, net (thousands)(2)	$1,513

(1)             Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)             Fair value based on CIG index price in effect for each month as of March 31, 2010.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of March 31, 2010, we had $5.5 million in outstanding indebtedness under our credit facility. Borrowings under the credit facility bear interest either: (i) at the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from one, two, three, or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate for borrowings under our credit facility was 5.0% for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively. In light of the current economic climate, we expect that interest rates on alternative financing options to range from 8% to 12%. The availability of alternative financing arrangements and the interest rates thereof would depend on the type of financing and our ability to restructure our current indebtness outstanding under our credit facility. Due to covenant restrictions in our credit facility, we are currently unable to borrow additional amounts.

A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $55,000 per year based on our outstanding indebtness at March 31, 2010.

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

There has been no material developments during the quarter ended March 31, 2010 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see Note 9 — “Commitments and Contingencies” of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report.

ITEM 1A. RISK FACTORS

The following discussion supplements or updates the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

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

We have entered an Agreement and Plan of Merger, as further described in Note 10 in the notes to the unaudited financial statements herein and in the proxy statement filed April 2, 2010. There can be no assurances that the contemplated merger transaction will occur. If the merger is not consummated, we will continue to need additional capital to remain a going concern and successfully operate our business.

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
2.1

Amended and Restated Agreement and Plan of Merger, dated as of February 23, 2010, among Powder Holdings, LLC, Pinnacle Gas Resources, Inc. and Powder Acquisition, Co. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on February 26, 2010).

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

10.21	—

Fourth Amendment to Credit Agreement, dated as of April 14, 2009 (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on April 15, 2009).

10.22		Waiver to Credit Agreement, dated as of August 19, 2009 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Pinnacle Gas Resources on August 19, 2009).
10.23		Fifth Amendment to the Credit Agreement, dated August 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on August 27, 2009).
10.24		Sixth Amendment to the Credit Agreement, dated October 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 22, 2009).
10.25		Waiver and Amendment, dated October 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 29, 2009).
10.26		Waiver and Amendment, dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 19, 2009).
10.27		Waiver and Amendment, dated November 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 23, 2009).
10.28		Waiver and Agreement dated as of January 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on January 8, 2010).
10.29

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	May 14, 2010

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date:	May 14, 2010