Form 10-Q
period 2010-06-30
Pinnacle Gas Resources, Inc.
filed 2010-08-16
CIK 1362120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

30,303,427 shares of the registrant’s Common Stock were outstanding as of August 16, 2010.

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands, except
	share and
	per share data)
Assets
Current assets
Cash and cash equivalents	$144	$175
Receivables
Accrued gas sales	866	1,240
Joint interest receivables, net of $14 and $100 allowance for doubtful accounts, respectively	2,173	1,207
Derivative instruments	903	—
Inventory of material held for exploration and development	56	229
Restricted certificates of deposits	—	142
Prepaid expenses	22	134
Total current assets	4,164	3,127
Property and equipment, at cost, net of accumulated depreciation	313	1,055
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	9,694	9,477
Unproved	49,750	48,700
Inventory of material held for exploration and development	390	223
Deposits	57	76
Restricted certificates of deposit	499	1,842
Total assets	$64,867	$64,500
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt-current portion	$5,154	$6,148
Derivative instruments, current	—	1,375
Trade accounts payable	9,873	9,058
Revenue distribution payable	4,632	3,328
Drilling prepayments from joint interest owners	45	63
Asset retirement obligations, current	817	721
Accrued liabilities	4,002	3,090
Total current liabilities	24,523	23,783
Asset retirement obligations, non-current	2,178	2,216
Production taxes, non-current	462	385
Long term debt, non-current	727	743
Total liabilities	27,890	27,127
Commitments and contingencies	—	—
Stockholders’ equity	—	—
Common stock, $0.01 par value; 100,000,000 authorized and 30,310,893 and 30,108,023 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	289	289
Additional paid-in capital	151,949	151,725
Accumulated deficit	(115,261)	(114,641)
Total stockholders’ equity	36,977	37,373
Total liabilities and stockholders’ equity	$64,867	$64,500

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except share and
	per share data)
Revenues
Gas sales	$1,936	$1,605	$4,782	$4,370
Realized gain on derivatives	590	2,053	124	3,510
Total revenues	2,526	3,658	4,906	7,880
Cost of revenues and expenses
Lease operating expenses	769	939	1,787	2,124
Production taxes	208	140	526	418
Marketing and transportation	753	895	1,476	2,145
General and administrative, net	1,017	1,183	2,424	2,214
Depreciation, depletion, amortization and accretion	843	916	1,558	2,744
Impairment of oil and gas properties	—	6,431	—	23,250
Total cost of revenues and expenses	3,590	10,504	7,771	32,895
Operating loss	(1,064)	(6,846)	(2,865)	(25,015)
Other income (expense)
Unrealized gain/(loss) on derivatives	(610)	(2,704)	2,278	(2,133)
Interest income	19	26	33	34
Other income	93	95	238	200
Interest expense	(207)	(30)	(304)	(55)
Total other income (expense)	(705)	(2,613)	2,245	(1,954)
Net loss before income taxes	(1,769)	(9,459)	(620)	(26,969)
Income taxes	—	—	—	—
Net loss attributable to common stockholders	$(1,769)	$(9,459)	$(620)	$(26,969)
Basic and diluted net loss per share	$(.06)	$(0.32)	$(.02)	$(0.92)
Weighted average shares outstanding — basic and diluted	30,318,454	29,364,087	30,282,892	29,277,885

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(620)	$(26,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment of oil and gas properties	—	23,250
Depreciation, depletion, amortization and accretion	1,558	2,723
Gain on derivatives	(2,402)	(1,377)
Stock-based compensation	224	508
Changes in assets and liabilities
(Increase) decrease in receivables	(592)	1,515
Decrease in inventory of material held for exploration and development	173	26
Decrease in prepaid expenses	112	100
Increase in accounts payable and accrued liabilities	1,798	820
Increase (decrease) in revenue distribution payable	1,304	(1,714)
(Decrease) increase in drilling prepayments	(18)	56
Asset retirement obligations settled this period	(49)	—
Net cash provided by (used in) operating activities	1,488	(1,062)
Cash flows from investing activities
Capital expenditures — exploration and production	(1,880)	(2,488)
Capital expenditures — property and equipment	(90)	(88)
Proceeds received from sale of oil and gas properties	—	3,200
Decrease in purchase of restricted certificate of deposit and deposits	1,504	120
Increase in inventory held for exploration and development	(167)	(20)
Realized gain on derivatives	124	3,510
Net cash (used in) provided by investing activities	(509)	4,234
Cash flows from financing activities
Principal payments on note payable	(1,010)	(3,471)
Net cash used in financing activities	(1,010)	(3,471)
Net decrease in cash and cash equivalents	(31)	(299)
Cash and cash equivalents at beginning of the year	175	346
Cash and cash equivalents at June 30, 2010 and 2009, respectively	$144	$47
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,413	$6,740
Asset retirement obligation included in oil and gas properties	1	—
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$304	$55

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statement of Stockholders’ Equity

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	30,108,023	$289	$151,725	$(114,641)	$37,373
Issuance of restricted shares (unaudited)	212,502	—	187	—	187
Forfeiture of restricted shares (unaudited)	(9,632)	—	—	—	—
Stock-based compensation (unaudited)	—	—	37	—	37
Net loss (unaudited)	—	—	—	(620)	(620)
Balance at June 30, 2010 (unaudited)	30,310,893	$289	$151,949	$(115,261)	$36,977

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

On February 23, 2010, the Company entered into an Agreement and Plan of Merger with Powder Holdings, LLC, a Delaware limited liability company and Powder Acquisition Co., a direct, wholly owned subsidiary of Powder Holdings (“Merger Agreement”).  Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of the Company’s management team. On April 2, 2010, the Company filed a preliminary proxy statement relating to the merger and on June 29, 2010, the Company filed a definitive proxy statement relating to the merger, with the U.S. Securities and Exchange Commission.  At the special meeting of the shareholders on August 9, 2010, the shareholders of the Company voted to approve a proposal to adopt the Merger Agreement. The Company anticipates that the closing will occur during the third quarter, subject to the satisfaction of customary closing conditions and the receipt of waivers from the Company’s lender, The Royal Bank of Scotland plc.

Although the Company anticipates closing will occur in the third quarter, the Company continues to communicate with key vendors to manage its obligations and payables. The Company has entered into agreements with various vendors to make minimum monthly payments ranging from $1,000 to $45,000 at interest rates between 2% and 12% for the remainder of 2010. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.  Management believes that appropriate steps, including cost-cutting measures, are being taken to make operations sustainable in the future. Although the Company is pursuing various alternatives to provide additional liquidity, including its shareholder approved merger with Powder, there is no assurance of the likelihood or timing of any of these transactions.

In addition the Company has executed hedges of its gas to secure certain operating cash flow levels during the remainder of 2010. From January through April 2010, the Company had 5,500 MMbtu per day hedged through fixed price swaps at a weighted average CIG Rocky Mountain Index price of $4.19 per MMbtu.  From May through December 2010, the Company has 5,500 MMbtu per day hedged through fixed price swaps at a weighted average CIG Rocky Mountain Index price of $5.08 per MMbtu.

Note 2 — Basis of Presentation

The accompanying unaudited financial statements include the Company’s proportionate share of assets, liabilities, income and expenses from the properties in which the Company has a participating interest.  The Company has no subsidiaries or affiliates with which intercompany transactions are recorded.

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first six months of 2010.  The results for the three and six months ending June 30, 2010 are not necessarily indicative of the results expected for the entire year.  These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com or on the Securities and Exchange Commission website at www.sec.gov.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. No impairment was recorded for unevaluated properties for the three and six months ended June 30, 2010.

Substantially all of the remaining unproved properties are expected to be developed and included in the amortization base over the next three to five years, based on projected cash flow from operations combined with raising additional capital. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. As of June 30, 2010 and December 31, 2009, the estimated value was approximately $6.8 million.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and first day of the month twelve month average CIG prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At June 30, 2010, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $5.2 million based on the first day of the month, twelve month average CIG price of approximately $3.76 per Mcf. Therefore, no impairment was taken for the quarter ended June 30, 2010. An impairment of $6.4 million was taken for the quarter ended June 30, 2009 based on a natural gas price of $3.09 per Mcf.

Per Share Information

Basic loss per share is computed by dividing net loss from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the six months ended June 30, 2010, basic and diluted net loss per share was $0.02.  During the six months ended June 30, 2010, 835,446 options and stock appreciation rights were excluded because they were anti-dilutive.

	(in thousands except per share data)
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2010		2009
Net loss	$(1,769)	$(620)	$(9,459)	$(26,969)
Common shares outstanding:
Historical common shares outstanding at beginning of period	30,247	30,108	$29,188	$29,194
Weighted average common shares issued	71	175	176	84
Weighted average common shares outstanding-basic	30,318	30,283	29,364	29,278
Net loss per share-basic and diluted	(0.06)	(0.02)	(0.32)	(0.92)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2010 and December 31, 2009, the Company had recorded a full valuation allowance for its net deferred tax asset.

New Accounting Pronouncements

The Company adopted FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures” which amends ASC Update 2010-06 to require additional disclosures concerning transfers between Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3.  These disclosures were effective for the Company for the quarter ended June 30, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

The following is a summary of the Company’s asset retirement obligation activity for the three and six months ended June 30, 2010 and June 30, 2009 (unaudited).

	(in thousands)
	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2010		2009
Beginning balance asset retirement obligations	$2,959	$2,937	$3,422	$3,366
Additional obligation added during the period	—	1	—	—
Obligations settled during the period	(18)	(49)	(23)	(23)
Accretion expense	54	106	58	114
Ending balance of asset retirement obligations	$2,995	$2,995	$3,457	$3,457

Note 4 — Restricted Assets (Certificates of Deposit), Surety Bonds and Deposits

Certificates of deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2011, totalling approximately $160,000. The CD is collateral for bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other non-current assets as of June 30, 2010. The issuer of the bond has commenced litigation against the Company to increase its collateral position, although this litigation was tolled through June 15, 2010 (see Note 9).

On January 1, 2010 the Company held two CDs for $604,000 and $964,000. These CDs collateralized letters of credit in favor of Powder River Energy Corporation (“PRECorp”) in order to secure power lines in the Recluse, Kirby, Deer Creek and Cabin Creek areas. These CDs were to be renewed annually as the amount of the CDs would decrease over time as the Company paid down the capital cost recovery amounts on its monthly billing. On February 14, 2010, the $604,000 CD was lowered to $513,000 and renewed on February 19, 2010. The $964,000 CD was set to expire on May 27, 2010. However, the Company was presented with an opportunity to pay the capital cost recovery work orders in full which would result in a savings of approximately $282,000 in interest costs.  On May 18, 2010, the Company cashed the $513,000 CD and received approximately $506,000 in proceeds and on May 21, 2010, the Company cashed the second CD and received approximately $966,000 in proceeds. On May 20, 2010 the Company wired $500,000 to PRECorp and on May 28, 2010 the Company wired approximately $690,000 to PRECorp which fulfilled its obligation to PRECorp. In March 2010 the Company posted a cash security deposit to Powder River Energy Corp. of approximately $225,000 to collateralize electrical usage in its Recluse, Kirby, Deer Creek and Cabin Creek areas. In April 2007, the Company issued a $1,000,000 letter of credit (“LOC”), which was collateralized by a CD in favor of Bitter Creek Pipelines, LLC to secure the construction of a high pressure pipeline and related compression facilities to the Company’s Deer Creek and Kirby areas. Bitter Creek Pipelines, LLC drew approximately $858,000 on this LOC for compression services provided to the Company in 2009. In January of 2010, Bitter Creek Pipelines, LLC drew the remaining balance of the CD collateralizing this LOC.

Surety Bonds.

From June 2009 through June 30, 2010, the Company posted idle well surety for approximately $64,000 to the Wyoming Oil and Gas Conservation Commission. The Commission has requested the Company make 18 monthly installments of $12,777 for surety on wells that will need to be plugged by the Company. The surety amount may be adjusted downward by the Commission if the Company successfully plugs the proposed wells in question. In addition, the Company has included a $50,000 payment for bonding requirements in the Company’s Kirby Montana area.

Deposits.

The Company has included approximately $57,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at June 30, 2010.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under authoritative guidance prescribed by the FASB. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be an asset totaling $903,000 and an asset of $2,213,000 at June 30, 2010 and 2009, respectively. The Company realized a hedging gain of $590,000 and a hedging gain of $2,053,000 for the quarters ended June 30, 2010 and 2009, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $610,000 for the quarter ended June 30, 2010 and unrealized loss of $2,704,000 for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the Company realized a hedging gain of $124,000 compared to a hedging gain of $3,510,000 for the six months ended June 30, 2009. For the six months ended June 30, 2010, the Company had an unrealized gain of $2,278,000 compared to an unrealized loss of $2,133,000 for the six months ended June 30, 2009. The aggregate of these contracts resulted in a gain on derivatives of $2,403,000 and $1,377,000 for the six months ended June 30, 2010 and 2009, respectively. Unrealized gains and losses are included in gains or losses on derivatives in the statement of operations. Realized gains and losses are included in revenues in the statements of operations.  As of June 30, 2010 and 2009, the Company had natural gas hedges in place as follows:

As of June 30, 2010 and 2009, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
June 30, 2010 (unaudited)
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-12/10
Natural Gas—Swap	2,500	$5.40	05/10-12/10
June 30, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50-$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	1,000	$4.00	06/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-12/10

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At June 30, 2010, there were options to purchase 640,000 shares granted under the plan.

The options granted since formation in June 2003 vest in general as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

During the three months ended June 30, 2010, the Company did not grant any options to purchase common stock.  During the three and six months ended June 30, 2010 the Company recognized an expense of approximately $6,000 and $25,000, respectively, based on the fair value of the vested options.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2009	640,000	$5.81
Canceled or forfeited	—	—
Outstanding, June 30, 2010 (unaudited)	640,000	$5.81	1.83	$—
Exercisable, June 30, 2010 (unaudited)	640,000	$5.81	1.83	$—

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	0.3 years	137,500	$4.00	Black-Scholes (minimum value)
$4.80	265,000	1.7 years	265,000	$4.80	Black-Scholes (minimum value)
$5.20	112,500	2.5 years	112,500	$5.20	Black-Scholes
$8.40	25,000	3.9 years	25,000	$8.40	Black-Scholes
$11.00	100,000	3.0 years	100,000	$11.00	Black-Scholes
Total	640,000		640,000

Stock Appreciation Rights under Stock Incentive Plan

The Company has adopted a stock incentive plan authorizing the grant of Stock Appreciation Rights (“SARs”). A SAR confers on the participant a right to receive, upon exercise, the excess of the fair market value of a share of Common Stock on the date of the exercise over $1.00. Such excess shall be paid in cash or common stock or a combination thereof to the participant. On June 1, 2009, 202,280 SARs were granted and 195,446 were outstanding as of June 30, 2010.

The SARs granted in June 2010 vest in general as follows:

Year 1	33.33%
Year 2	33.33%
Year 3	33.34%
100.00%

At June 30, 2010 the Company had unvested options to purchase 128,025 shares with a weighted average grant date fair market value of $47,000.

The following table summarizes stock appreciation activity for the six months ended June 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	202,280	0.41
Canceled or forfeited	(6,834)	—	—
Outstanding at June 30, 2010 (unaudited)	195,446	$0.41	5.9

During the three and six months ended June 30, 2010, the Company recognized compensation expense of approximately $6,000 and $12,000 respectively, based on the fair value of the vested shares using a Black-Scholes model.

Restricted Stock under the Stock Incentive Plan

The Company has an incentive program whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements. During the three and six months ended June 30, 2010, the Company recognized compensation expense of approximately $58,000 and $187,000, respectively, based on the fair value of the vested shares.

A summary of the status and activity of the restricted stock for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	342,993	$2.18
Granted	212,502	$0.31
Forfeited	(9,632)	$1.28
Vested	(282,424)	$0.43
Unvested at June 30, 2010 (unaudited)	263,439	$2.58

As of June 30, 2010, the Company had approximately $0.4 million of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting periods of three years.

Note 7 — Line of Credit and Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2010 and December 31, 2009, the Company had $5.1 million and $6.1 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant and borrowing base limitations and may be further limited in the future based on borrowing base limitations.

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

Borrowings under this credit facility may be used solely to acquire, explore or develop oil and gas properties and for general corporate purposes. The credit facility matured June 15, 2010.

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

Borrowings under the Company’s credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of June 30, 2010 was 5.0%. The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On April 14, 2009, the Company and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2009 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination, subject to certain financial caps.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2010.

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

On July 8, 2010, the Company was notified by its lender that it failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Events of Default under the Credit Agreement. The Company remains obligated to pay all amounts outstanding under the credit agreement. The current amount outstanding under the credit facility is approximately $5,100,000 plus accrued interest.

The Company has requested additional waivers from its lender; however, there can be no assurance that it will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If the Company is unable to obtain future waivers and/or to comply with the restrictive covenants, the lender could foreclose on properties held by liens.  Due to borrowing base limitations and waiver stipulations, the Company is currently unable to incur additional indebtedness under the credit facility.

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400 and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $520,800 will become due. As of June 30, 2010, the Company had $717,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on the mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of June 30, 2010, the variable rate was 4.0%.

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$903	$—	$903
Total	$—	$903	$—	$903

The Company adopted FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures” which amends ASC Update 2010-06 to require additional disclosures concerning transfers between Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. The Company determines the fair value of these swap contracts under the income approach using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, projected gas market prices, discount rate, and credit risk adjustments, as appropriate.  The Company has consistently applied this valuation technique in all periods presented and believes it has obtained the most accurate information available for the types of derivative instruments it holds. These disclosures were effective for the Company for the quarter ended June 30, 2010.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

The Company’s estimate of the fair value of derivative financial instruments includes consideration of the counterparty’s credit worthiness, the Company’s credit worthiness, and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of its building in August 2005, the Company was assigned the lease agreements for existing tenants and executed lease agreements with new tenants in the building. The leases expire from January 2010 to January 2013. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31,
2010	$57,000
2011	60,000
2012	44,000
2013	44,000
Total minimum lease payments	$205,000

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

The Company was named as a defendant in litigation brought by RLI Insurance Company (Civil Cause No. 09-CV-157-J) filed in United States District Court for the District of Wyoming on July 6, 2009.  The complaint alleged that the Company failed to provide $1,439,360 in additional collateral requested by plaintiff to secure certain bonds issued by plaintiff on behalf of the Company.  Plaintiff sought the additional bond collateral plus attorney’s fees and costs.  On March 18, 2010, Pinnacle Gas Resources, Inc. and RLI Insurance Company entered into a Tolling Agreement.  The agreement stipulated that the parties dismiss all claims and counterclaims in the litigation captioned RLI Insurance Company v. Pinnacle Gas Resources, Inc., Case No. 09-CV-157-J (D. Wyo.), without prejudice.  The agreement further stipulated that each party will extend the period within which either party may institute a claim, counterclaim, action or proceeding up to and including June 16, 2010.  The agreement also obligated The Company to continue to solicit market quotes for the purpose of replacing all bonds or bonding relationships which exist between the Company and RLI Insurance Company.  The Tolling Agreement has lapsed and, to the Company’s knowledge on the date hereof, RLI Insurance Company has not re-filed its claims against the Company.

The Company is a party to two stockholder class action lawsuit filed in the Delaware Court of Chancery.  On March 24, 2010, the Delaware Court of Chancery entered an order consolidating the two actions under the caption In re Pinnacle Gas Resources Shareholder Litigation, C.A. No. 5313-CC (Del. Ch.) and appointing co-lead counsel.

The consolidated complaint generally alleges that our directors breached their fiduciary duties by, among other things, entering into the merger agreement with Powder and Powder Holdings, taking actions designed to deter higher offers from other potential acquirers and failing to maximize the value of Pinnacle to its stockholders. In addition, the lawsuit alleges that DLJ, as a controlling stockholder of Pinnacle, violated fiduciary duties to Pinnacle stock holders and that Powder and Merger Sub aided and abetted the alleged breaches of fiduciary duties by the other defendants.  The lawsuit seeks, among other relief, injunctive relief prohibiting the Merger, and costs of the action including reasonable attorneys’ fees.

On May 24, 2010, the Company and its directors entered into a Memorandum of Understanding in anticipation of settling the shareholder lawsuit. Under the terms of the Memorandum of Understanding, the Company agreed to make additional proxy disclosures regarding the interests of our executive officers in the surviving entity and furnish additional information regarding FBR’s analysis and fairness opinion. In return the shareholders will provide a release of their claims against the Company, its directors, Powder and DLJ.  The Company and its directors, Powder and DLJ do not admit any wrongdoing and entered into the Memorandum of Understanding to avoid the distraction, burden and expense of further litigation. The settlement is subject to confirmatory discovery, negotiation of a definitive settlement agreement, and approval by the Delaware Chancery Court. Powder and DLJ have agreed to the terms of the Memorandum of Understanding.

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

Note 10 — NASDAQ Delisting

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

Note 11 — Recent Developments

At the special meeting of the shareholders on August 9, 2010, the our shareholders voted to approve a proposal to adopt the Agreement and Plan of Merger dated February 23, 2010 (“Merger Agreement”) by and amongst us, Powder Holdings, LLC, a Delaware LLC, and Powder Acquisition Co. (“Powder”), A Delaware Corporation and wholly-owned subsidiary of Powder. We anticipate that the closing will occur during the third quarter, subject to the satisfaction of customary closing conditions and the receipt of waivers from our lender, The Royal Bank of Scotland plc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis that follows should be read together with the accompanying financial statements and notes related thereto that are included elsewhere in this quarterly report on Form 10-Q. It includes forward looking statements that may reflect our estimates, beliefs, plans and expected performance. The forward looking statements are based upon events, risks and uncertainties that may be outside our control. Our actual results could differ significantly from those discussed in these forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, market prices for natural gas and oil, regulatory changes, estimates of proved reserves, economic conditions, competitive conditions, development success rates, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009, including in “Risk Factors” and “Cautionary Statement Concerning Forward Looking Statements,” all of which are difficult to predict. As a result of these assumptions, risks and uncertainties, the forward looking matters discussed may not occur.

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of CBM properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of June 30, 2010, we owned natural gas and oil leasehold interests in approximately 406,000 gross (297,000 net) acres, approximately 90% of which were undeveloped. As of December 31, 2009, we had estimated net proved reserves of approximately 15.0 Bcf based on the first day of the month, twelve month average CIG index price of approximately $3.04 per Mcf.

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009 and during the first six months of 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.  We had total capital expenditures of $1.9 million for the six months ended June 30, 2010.

On February 23, 2010, we entered into an Agreement and Plan of Merger with Powder Holdings, LLC, and Powder Acquisition Co., a direct, wholly owned subsidiary of Powder Holdings. Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of our management team. On April 2, 2010, we filed a preliminary proxy statement relating to the merger, with the U.S. Securities and Exchange Commission (SEC). On June 29, 2010, we filed a definitive proxy statement relating to the merger with the SEC. At the special meeting of the shareholders on August 9, 2010, our shareholders voted to approve a proposal to adopt the Agreement and Plan of Merger dated February 23, 2010 (“Merger Agreement”) by and amongst us, Powder Holdings, LLC, and Powder Acquisition Co. (“Powder”), a wholly-owned subsidiary of Powder. We anticipate that the closing will occur during the third quarter, subject to the satisfaction of customary closing conditions and the receipt of waivers from our lender, The Royal Bank of Scotland plc.

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

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $6.24 per Mcf for the twelve months ended December 31, 2008 but only $3.07 per Mcf for the twelve months ended December 31, 2009. For the first six months of 2010, the price averaged $4.38.  This volatility in price has caused us to reevaluate our 2010 business plan. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

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

On July 8, 2010, we were notified by our lender that we failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Events of Default under the Credit Agreement. We remain obligated to pay all amounts outstanding under the credit agreement.  The current amount outstanding under the credit facility is approximately $5,100,000.

We have requested additional waivers from our lender; however, there can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or to comply with the restrictive covenants, the lender could foreclose on properties held by liens.  Due to borrowing base limitations and waiver stipulations, we are currently unable to incur additional indebtedness under the credit facility.

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

Depreciation, depletion and amortization of oil and gas properties are computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. No impairment was recorded on unevaluated properties for the three and six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. As of June 30, 2010 and December 31, 2009, the estimated salvage value of equipment was $6.8 million.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and the first day of the month, twelve month average CIG price, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation. At June 30, 2010, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $5.2 million based on the first day of the month, twelve month average CIG price of approximately $3.76 per Mcf. Therefore, no impairment was taken for the quarter ended June 30, 2010. An impairment of $6.4 million was taken for the quarter ended June 30, 2009 based on a natural gas price of $3.09 per Mcf. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At June 30, 2010 and December 31, 2009, there was no such liability recorded. Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at June 30, 2010, and December 31, 2009 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at June 30, 2010 and at December 31, 2009, the impact would have been a change of $87,000 and $124,000, respectively.

Asset Retirement Obligations

We follow certain accounting provisions that apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. These provisions requires us to recognize an estimated liability for costs associated with the abandonment of our oil and gas properties.

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

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have had a $300,000 effect on our asset retirement obligation liability at June 30, 2010.

The following is a summary of our asset retirement obligation activity for the three and six months ended June 30, 2010 and June 30, 2009 (unaudited):

	(in thousands)
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2010		2009
Beginning balance of asset retirement obligations	$2,959	$2,937	$3,422	$3,366
Additional obligation added during the period	—	1	$—	$—
Obligations to be settled	(18)	(49)	(23)	(23)
Accretion expense	54	106	58	114
Ending balance of asset retirement obligations	2,995	2,995	3,457	3,457

Inventory

We have acquired inventory of oil and gas equipment, primarily tubulars, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $45,000 reduction in our inventory valuation as of June 30, 2010. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we recorded impairment. No impairments were recorded during the six months ended June 30, 2010 and the year ended December 31, 2009.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the six months ended June 30, 2010 would have increased or decreased our expenses billed to working interest owners by approximately $33,000. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of June 30, 2010 and December 31, 2009, we recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted accounting provisions that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This provision requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of the provision, we performed a comprehensive review of our material tax positions in accordance with these recognition and measurement standards. As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of June 30, 2010 and December 31, 2009, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of June 30, 2010 and 2009, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

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

Derivatives

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted into law.  This financial reform legislation includes provisions that require over-the-counter derivative transactions to be executed through an exchange or centrally cleared.  In addition, the legislation provides an exemption from mandatory clearing requirements based on regulations to be developed by the Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission  for transactions by non-financial institutions to hedge or mitigate commercial risk.  At the same time, the legislation includes provisions under which the CFTC may impose collateral requirements for transactions, including those that are used to hedge commercial risk.  However, during drafting of the legislation, members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize transactions to hedge commercial risk.  Final rules on major provisions in the legislation will be established through rulemakings and will not take effect until 12 months after the date of enactment.   Although we cannot predict the ultimate outcome of these rulemakings, new regulations in this area may result in increased costs and cash collateral requirements for the types of oil and gas derivative instruments we use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted accounting provisions, which require companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $25,000 for the six months ended June 30, 2010, based on the fair value of vested options.  We recognized an expense of approximately $187,000 for six months ended June 30, 2010, based on the fair value of restricted stock that vested during the quarter.  We recognized an expense of approximately $12,000 for the six months ending June 30, 2010, based on the fair market value of stock appreciation rights. This accounting provision also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of approximately $14,000 and $100,000 at each of June 30, 2010 and December 31, 2009 respectively.

Transportation Costs

We account for transportation costs under authoritative guidance prescribed by the FASB related to the accounting for shipping and handling fees and costs, whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under an accounting provision, which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At June 30, 2010 and 2009, we recorded no expenses for legal proceedings.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the six months ended June 30, 2010, basic and diluted net loss per share was $0.02. During the six months ended June 30, 2010, 835,446 options and stock appreciation rights were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

For information concerning recent accounting pronouncements, please see Note 2 in the notes to the audited financial statements appearing elsewhere in this report.

Trends Affecting Our Business

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009 and the first and second quarters of 2010. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan for 2010. Under our plan, we will generally make expenditures only as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the six months ended June 30, 2010, the NYMEX natural gas index price ranged from a high of $6.00 per MMBtu to a low of $3.84 per MMBtu, while the CIG natural gas index price ranged from a high of $6.08 per MMBtu to a low of $3.35 per MMBtu. During the year ended December 31, 2009, the NYMEX natural gas index price ranged from a high of $4.45 per MMBtu to a low of $3.25 per MMBtu, while the CIG natural gas index price ranged from a high of $3.47 per MMBtu to a low of $1.33 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the six months ended June 30, 2010, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity has a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2010 through June 30, 2010, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a premium of $0.27 per Mcf to a discount of $1.00 per Mcf, with an average differential of a discount of $0.38 per Mcf. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

Results of Operations

Net loss attributable to stockholders for the quarter ended June 30, 2010 was $1.8 million, or $0.06 per diluted share, on total revenues of $2.5 million. Other income for the quarter ended June 30, 2010 included a $0.6 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with certain accounting provisions. Absent such change in the valuation of hedges, we would have shown a loss of $1.2 million.  This compares to a net loss attributable to stockholders of $9.5 million for the quarter ended June 30, 2009 on total revenue of $3.7 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $2.7 million shown in other income, our results for the quarter ended June 30, 2009 would have been a net loss attributable to common stockholders of $6.8 million.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Gas sales volume.

Gas sales volume decreased 18%, from 702 MMcf in the three months ended June 30, 2009 to 575 MMcf in the three months ended June 30, 2010. Daily sales volume was 6.3 MMcf for the three months ended June 30, 2010 as compared to 7.7 MMcf for the three months ended June 30, 2009, a 1.4 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales increased approximately $0.3 million during the three months ended June 30, 2010, to approximately $1.9 million, a 21% increase compared to the three months ended June 30, 2009. This increase was primarily due to an increase in the average realized price per Mcf along with a reduction in gas sales volume. The average realized price per Mcf increased approximately 47%, from $2.29 per Mcf in the three months ended June 30, 2009 to $3.37 per Mcf in the three months ended June 30, 2010.

Derivatives.

For the three months ended June 30, 2010, we had an unrealized loss of $610,000 compared to an unrealized loss of $2.7 million for the three months ended June 30, 2009. The unrealized losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended June 30, 2010 resulted in a realized gain of $590,000 compared to a realized hedge gain of $2.1 million during the three months ended June 30, 2009. The realized hedge gain for the three months ended June 30, 2010 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.2 million in the three months ended June 30, 2010 to $0.8 million, a 18% decrease compared to the three months ended June 30, 2009. This decrease resulted primarily from a reduction in contract services, fuel, and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the three months ended June 30, 2010. On a Mcf basis, lease operating expenses were $1.34 an Mcf for the three months ended June 30, 2010 and June 30, 2009.

Production taxes.

Production taxes increased $68,000 in the three months ended June 30, 2010 to $0.2 million, a 49% increase from the three months ended June 30, 2009. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the three months ended June 30, 2010 was primarily due to decreased revenues associated with decreased volume and realized pricing. On a Mcf basis, production taxes were $0.36 per Mcf for the three months ended June 30, 2010 and $0.20 per Mcf for the three months ended June 30, 2009, a 81% increase, which correlates to the increase in the price per Mcf received in the three months ended June 30, 2010 from the three months ended June 30, 2009.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.1 million in the three months ended June 30, 2010 to approximately $0.8 million, a 16% decrease from the three months ended June 30, 2009. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 3% to $1.31 per Mcf in the three months ended June 30, 2010 from $1.27 per Mcf in the three months ended June 30, 2009.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $332,000 in the three months ended June 30, 2010 compared to $335,000 for the three months ended June 30, 2009. General and administrative expenses net decreased $0.2 million in the three months ended June 30, 2010 to $1.0 million. On a Mcf basis, general and administrative expenses, net increased 5%, from $1.69 per Mcf in the three months ended June 30, 2009 to $1.77 per Mcf in the three months ended June 30, 2010. General and administrative expenses, for the quarter ended June 30, 2010, include $0.4 million for professional services expense incurred in connection with the merger agreement with Powder and Powder Holdings.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $0.1 million for the three months ended June 30, 2010 to $0.8 million, an 8% decrease compared to the three months ended June 30, 2009. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool at June 30, 2010. On an Mcf basis, the depreciation, depletion, amortization and accretion rate increased to $1.47 per Mcf in the three months ended June 30, 2010 from $1.30 per Mcf in the three months ended June 30, 2009.

Impairment.

At June 30, 2010, the full cost ceiling limitation of our oil and gas properties exceeded the capitalized cost by approximately $5.2 million based upon a natural gas price of approximately $3.76 per Mcf (based on the first day of the month, twelve month average per Mcf on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Therefore, no impairment was taken for the three months ended June 30, 2010. An impairment of approximately $6.4 million was taken for the three months ended June 30, 2009.  For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Gas sales volume.

Gas sales volume decreased 23%, from 1,516 MMcf in the six months ended June 30, 2009 to 1,169 MMcf in the six months ended June 30, 2010. Daily sales volume was 6.5 MMcf for the six months ended June 30, 2010 as compared to 8.4 MMcf for the six months ended June 30, 2009, a 1.9 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales increased approximately $0.4 million during the six months ended June 30, 2010, to approximately $4.8 million, a 9% increase compared to the six months ended June 30, 2009. This increase was primarily due to a increase in the average realized price offset by a decrease in gas sales volume per Mcf. The average realized price per Mcf increased approximately 42%, from $2.88 per Mcf in the six months ended June 30, 2009 to $4.09 per Mcf in the six months ended June 30, 2010.

Derivatives.

For the six months ended June 30, 2010, we had an unrealized gain of $2.3 million compared to an unrealized loss of $2.1 million for the six months ended June 30, 2009. The unrealized losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the six months ended June 30, 2010 resulted in a realized gain of $0.1 million compared to a realized hedge gain of $3.5 million during the six months ended June 30, 2009. The realized hedge gain for the six months ended June 30, 2010 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.3 million in the six months ended June 30, 2010 to $1.8 million, a 16% decrease compared to the six months ended June 30, 2009. This decrease resulted primarily from a reduction in labor, fuel, workover and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the six months ended June 30, 2010. On a Mcf basis, lease operating expenses increased 9% from $1.40 per Mcf in the six months ended June 30, 2009 to $1.53 per Mcf in the six months ended June 30, 2010.

Production taxes.

Production taxes increased $0.1 million in the six months ended June 30, 2010 to $0.5 million, a 26% increase from the six months ended June 30, 2009. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the six months ended June 30, 2010 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.45 per Mcf for the six months ended June 30, 2010 and $0.28 per Mcf for the six months ended June 30, 2009, a 63% increase, which correlates to the increase in the price per Mcf received in the six months ended June 30, 2010 from the six months ended June 30, 2009.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.7 million in the six months ended June 30, 2010 to approximately $1.5 million, a 31% decrease from the six months ended June 30, 2009. The decrease related primarily to a slight decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses decreased 11% to $1.26 per Mcf in the six months ended June 30, 2010 from $1.41 per Mcf in the six months ended June 30, 2009.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.6 million in the six months ended June 30, 2010 compared to $0.7 million for the six months ended June 30, 2009, a 6% decrease. General and administrative expenses, net, increased $0.2 million in the six months ended June 30, 2010 to $2.4 million. On an Mcf basis, general and administrative expenses, net increased 42%, from $1.46 per Mcf in the six months ended June 30, 2009 to $2.07 per Mcf in the six months ended June 30, 2010. The increase in general and administrative expenses was primarily a result of professional services expense incurred in connection with the merger agreement with Powder and Powder Holdings.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.2 million for the six months ended June 30, 2010 to $1.6 million, a 43% decrease compared to the six months ended June 30, 2009. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $1.33 per Mcf in the six months ended June 30, 2010 from $1.81 per Mcf in the six months ended June 30, 2009.

Impairment.

In the six months ending June 30, 2010, the full cost ceiling limitation of our oil and gas properties exceeded the capitalized cost by approximately $5.2 million based upon a natural gas price of approximately $3.76 per Mcf (based on the first day of the month, twelve month average per Mcf on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Therefore, no impairment was taken for the quarter ended June 30, 2010. An impairment of approximately $23.3 million was taken for the quarter ended June 30, 2009.  For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

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

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of June 30, 2010 and December 31, 2009, we had $5.1 million and $11.5 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

As of December 31, 2009, the borrowing base under the credit facility was approximately $13.2 million. The borrowing base was subject to automatic reductions of approximately $666,667 per month until it reached $10.5 million on April 1, 2009. As of August 13, 2009, our borrowing base was reduced to $7.5 million, subject to automatic reductions of $500,000 per month until it reaches $6.5 million on October 1, 2009.  Further borrowing base redeterminations were made pursuant to a series of waivers and agreements described below.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of June 30, 2010 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

Effective August 4, 2009, we and the administrative agent and lender entered into the second amendment to the credit agreement (the “second amendment”). The second amendment provided, among other things, for (i) an increase in the total quarterly senior debt to annualized EBITDA ratio from 2.0 to 1.0, to 3.0 to 1.0, (ii) an increase in interest at each utilization level for LIBOR borrowings, (iii) the amendment of the utilization calculation to be determined as the greater of (x) the percentage of credit exposure over the borrowing base or (y) the percentage of credit exposure over three times EBITDA minus permitted subordinated debt, and (iv) the payment of an amendment fee.

Effective September 30, 2008, we and the administrative agent and lender entered into the third amendment to the credit agreement (the “third amendment”). In addition to waiving compliance with the current ratio covenant as of September 30, 2009, the third amendment, among other things, required that immediately prior to any additional borrowings under the credit agreement, our ratio of current assets to current liabilities is not less than 1.00 to 1.00. As a result of this new condition to additional borrowings, we are currently unable to borrow additional amounts under the credit agreement. The third amendment also increased the interest rate payable under the credit agreement to either (i) the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization, and provided for the payment of an amendment fee.

On April 14, 2009, we and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2009 and June 30, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the current ratio financial covenant and next borrowing base redetermination, subject to certain financial caps. On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the Credit Agreement for the period ending August 26, 2009 and the quarter ending June 30, 2010.

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

On January 13, 2010, we entered into a seventh amendment and waiver to credit agreement (“waiver agreement”) with the lenders party thereto. The waiver agreement provided that the lenders would waive (i) our compliance with certain restrictions based on the current ratio in the credit agreement, (ii) certain requirements pertaining to the aging of certain accounts payable, and (iii) certain restrictions regarding the amount of liens we have. Default remedies available to the lenders under the credit agreement include acceleration of all principal and interest amounts due under the credit agreement. The waiver agreement extended the waiver period for these items until the earlier of June 15, 2010 and the date of any default arising out of a breach or non-compliance with the credit agreement not expressly waived in the waiver agreement or a breach of the waiver agreement.

In addition, the waiver agreement amends the definition of “Final Maturity Date” under the credit agreement to the earlier of (i) June 15, 2010 or (ii) the date that is thirty days following the earlier of (A) the date the merger is withdrawn or terminated in whole or in part or (B) the date that the lenders have been advised that the merger will not proceed.

On July 8, 2010, we were notified by our lender that we failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Events of Default under the Credit Agreement. We remain obligated to pay all amounts outstanding under the credit agreement. The current amount outstanding under the credit facility is approximately $5,100,000.

We have requested additional waivers from our lender; however, there can be no assurance that we will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If we are unable to obtain future waivers and/or to comply with the restrictive covenants, the lender could foreclose on properties held by liens.  Due to borrowing base limitations and waiver stipulations, we are currently unable to incur additional indebtedness under the credit facility.

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2009, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of June

30, 2010, we had $717,000 outstanding in principal on this mortgage. On November 15, 2009, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of June 30, 2010, the variable rate was 4.00%.

Capital Expenditure Budget.

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and remained low in 2009 and six months ending June 30, 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources. We had total capital expenditures of $1.9 million for the six months ended June 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $1.1 million for the six months ended June 30, 2009. The change was primarily due to increases in accounts payable, accrued liabilities, and revenue distribution payables.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $0.5 million for the six months ended June 30, 2010, compared to net cash provided by investing activities of $4.2 million for the six months ended June 30, 2009. The change in 2010 was primarily due to smaller realized gains on derivatives, a sale of properties in 2009, and a liquidation of certificate of deposits in 2010.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2010, compared to $3.5 million for the six months ended June 30, 2009. The change in 2010 was primarily due to a reduction in the balance owed on the line of credit for the six months ended June 30, 2010.

There have been no issuances of shares of common stock since our initial public offering except to employees, executive officers and directors pursuant to our incentive stock plan.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of June 30, 2010:

	Total	2010	2011–2012	2013–2014	Thereafter
	(In Thousands)
Notes payable in connection with mortgage	$717	$17	$71	$76	$553
Capital lease	65	10	45	10	—
Asset retirement obligations	2,995	652	822	420	1,101
Production and property taxes	3,735	3,273	462	—	—
Total	$7,512	$3,952	$1,400	$506	$1,654

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of June 30, 2010. At June 30, 2010, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

Year Ending December 31, 2010
(Unaudited)
Natural Gas Swaps:
Contract volumes (MMBtu)	1,012,000
Weighted-average fixed price sales per MMBtu(1)	$5.08
Fair value, net (thousands)(2)	$904
Total Natural Gas Contracts:
Contract volumes (MMBtu)	1,012,000
Fixed-price sales	$5.08
Fair value, net (thousands)(2)	$904

(1)           Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)    Fair value based on CIG index price in effect for each month as of June 30, 2010.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of June 30, 2010, we had $5.1 million in outstanding indebtedness under our credit facility. Borrowings under the credit facility bear interest either: (i) at the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from one, two, three, or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate for borrowings under our credit facility was 5.0% for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively. In light of the current economic climate, we expect that interest rates on alternative financing options to range from 8% to 12%. The availability of alternative financing arrangements and the interest rates thereof would depend on the type of financing and our ability to restructure our current indebtness outstanding under our credit facility. Due to covenant restrictions in our credit facility, we are currently unable to borrow additional amounts.

A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $51,000 per year based on our outstanding indebtness at June 30, 2010.

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

There has been no material developments during the quarter ended June 30, 2010 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see Note 9 — “Commitments and Contingencies” of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report.

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

We have entered an Agreement and Plan of Merger, as further described in Note 11 in the notes to the unaudited financial statements herein and in the proxy statement filed April 2, 2010. There can be no assurances that the contemplated merger transaction will occur. If the merger is not consummated, we will continue to need additional capital to remain a going concern and successfully operate our business.

We are in default pursuant to our credit facility.

As described in the Liquidity and Capital Resources section in this report, the seventh amendment and waiver to credit agreement has expired and we failed to make the principal and interest payments due July 1, 2010 and August 1, 2010.  As a result, we are in default pursuant to the credit facility and our lender may elect to pursue remedies under the credit facility including foreclosure of our secured assets.

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

We were not in compliance with the current ratio financial covenant and certain other covenants related to accounts payable, permitted liens and permitted debt under our credit facility, and would be in default absent a waiver or amendment. On January 13, 2010, the lenders waived compliance with the current ratio as of December 31, 2009 through June 15, 2010, and with such other restrictive covenants, subject to certain financial caps. We have also not been in compliance with certain financial covenants for the last seven quarters, but obtained waivers and/or amendments in each instance. In addition, the final maturity date of the funds outstanding under our credit facility was accelerated to June 15, 2010. As a result of such non-compliance, we are unable to borrow additional funds under our credit agreement.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility,” for further discussion of our credit facility.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 8, 2010, the Company was notified by its lender that it failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Events of Default under the Credit Agreement.  The Company was obligated to pay all amounts outstanding under the credit agreement on or before July 15, 2010, but to date has not paid such amounts.  Furthermore, the Company did not make its principal and interest payment on August 1, 2010.  The current amount outstanding under the credit facility is approximately $5,100,000.

To date, the lender has not accelerated the payment of the amounts due.

The default under the terms of the credit agreement is also a default under the term of the Merger Agreement with Powder, providing Powder the right to terminate the Merger.  Powder has indicated at this time that it will not waive the default; however, it has not terminated the Merger.  One condition to the closing of the Merger is the receipt of waiver of defaults under the credit agreement from our lender, The Royal Bank of Scotland.  Although Powder has not terminated the Merger, as discussed below, there is no assurance that the Company will be able to obtain additional waivers from our lender.

The Company has requested additional waivers from its lender; however, there can be no assurance that it will be able to obtain such waivers or that such waivers will be obtained on acceptable terms. If the Company is unable to obtain future waivers and/or to comply with the restrictive covenants, the lender could foreclose on properties held by liens.  Due to borrowing base limitations and waiver stipulations, the Company is currently unable to incur additional indebtedness under the credit facility.

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

PINNACLE GAS RESOURCES, INC.

By:	/s/ Peter G. Schoonmaker
Name:	Peter G. Schoonmaker
Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 16, 2010

By:	/s/ Ronald T. Barnes
Name:	Ronald T. Barnes
Title:	Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 16, 2010