Form 10-Q
period 2010-09-30
Pinnacle Gas Resources, Inc.
filed 2010-11-15
CIK 1362120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

30,296,710 shares of the registrant’s Common Stock were outstanding as of November 15, 2010.

PINNACLE GAS RESOURCES, INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our decreased and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. Various statements in this prospectus, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward looking statements. These include statements relating to such matters as:

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

• our ability to successfully close our proposed merger;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE GAS RESOURCES, INC.

Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$393	$175
Receivables
Accrued gas sales	496	1,240
Joint interest receivables, net of $14 and $100 allowance for doubtful accounts	2,102	1,207
Derivative instruments	775	—
Inventory of material held for exploration and development	55	229
Restricted certificates of deposits	—	142
Prepaid expenses	66	134
Total current assets	3,887	3,127
Property and equipment, at cost, net of accumulated depreciation	216	1,055
Oil and gas properties, using full cost accounting, net of accumulated depletion and impairment
Proved	9,412	9,477
Unproved	49,904	48,700
Inventory of material held for exploration and development	388	223
Deposits	57	76
Restricted certificates of deposit	500	1,842
Total assets	$64,364	$64,500
Liabilities and Stockholders’ Equity
Current liabilities
Long term debt, current	$5,163	$6,148
Derivative instruments, current	—	1,375
Trade accounts payable	10,249	9,058
Revenue distribution payable	4,260	3,328
Drilling prepayments from joint interest owners	42	63
Asset retirement obligations, current	880	721
Accrued liabilities	4,009	3,090
Total non-current liabilities	24,603	23,783
Asset retirement obligations, non-current	2,139	2,216
Production taxes, non-current	626	385
Long term debt, non-current	705	743
Total liabilities	28,073	27,127
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 authorized and 30,296,710 and 30,108,023 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	289	289
Additional paid-in capital	152,013	151,725
Accumulated deficit	(116,011)	(114,641)
Total stockholders’ equity	36,291	37,373
Total liabilities and stockholders’ equity	$64,364	$64,500

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Revenues
Gas sales	$1,798	$1,687	$6,580	$6,057
Realized gain on derivatives	796	2,038	920	5,548
Total revenues	2,594	3,725	7,500	11,605
Cost of revenues and expenses
Lease operating expenses	872	923	2,659	3,047
Production taxes	194	167	720	585
Marketing and transportation	724	785	2,200	2,930
General and administrative, net	1,047	868	3,471	3,082
Depreciation, depletion, amortization and accretion	522	2,319	2,080	5,063
Impairment of oil and gas properties	—	34,594	—	57,844
Total cost of revenues and expenses	3,359	39,656	11,130	72,551
Operating loss	(765)	(35,931)	(3,630)	(60,946)
Other income (expense)
Unrealized gain/(loss) on derivatives	(129)	(3,074)	2,149	(5,207)
Interest income	28	17	61	51
Other income	243	102	481	302
Interest expense	(127)	(76)	(431)	(131)
Total other income (expense)	15	(3,031)	2,260	(4,985)
Net loss before income taxes	(750)	(38,962)	(1,370)	(65,931)
Income taxes	—	—	—	—
Net loss attributable to common stockholders	$(750)	$(38,962)	$(1,370)	$(65,931)
Basic and diluted net loss per share	$(0.02)	$(1.31)	$(0.05)	$(2.24)
Weighted average shares outstanding — basic and diluted	30,301,591	29,783,933	30,289,125	29,446,568

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,370)	$(65,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Impairment of oil and gas properties	—	57,844
Depreciation, depletion, amortization and accretion	2,080	5,063
Gain on derivatives	(3,070)	(341)
Stock-based compensation	288	683
Changes in assets and liabilities
(Increase) decrease in receivables	(151)	1,933
Decrease in inventory of material for drilling and completion	174	26
Asset retirement obligations settled this period	(81)	(129)
Decrease in prepaid expenses	68	5
Increase in trade accounts payable, accrued liabilities and production taxes	2,362	718
Increase (decrease) in revenue distribution payable	931	(1,606)
(Decrease) increase in drilling prepayments from joint interest owners	(20)	48
Net cash provided by (used in) operating activities	1,211	(1,687)
Cash flows from investing activities
Capital expenditures — exploration and production	(2,123)	(3,026)
Capital expenditures — property and equipment	(90)	(99)
Proceeds received from sale of oil and gas properties	—	3,200
Decrease in purchase of restricted certificate of deposit and deposits	1,502	720
Increase in inventory held for exploration and development	(165)	(18)
Realized gain on derivatives	920	5,548
Net cash provided by investing activities	44	6,325
Cash flows from financing activities
Principal payments on note payable	(1,037)	(4,977)
Net cash used in financing activities	(1,037)	(4,977)
Net decrease in cash and cash equivalents	218	(339)
Cash and cash equivalents at beginning of the year	175	346
Cash and cash equivalents at September 30, 2010 and 2009, respectively	$393	$7
Noncash investing and financing activities
Capital expenditures included in trade accounts payable	$6,396	$6,869
Asset retirement obligation included in oil and gas properties	1	—
Supplemental cash flow information
Cash payments for interest, net of amount capitalized	$430	$131

See Notes to Financial Statements (unaudited)

PINNACLE GAS RESOURCES, INC.

Statement of Stockholders’ Equity

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	30,108,023	$289	$151,725	$(114,641)	$37,373
Issuance of restricted shares (unaudited)	212,502	—	245	—	245
Forfeiture of restricted shares (unaudited)	(23,815)	—	—	—	—
Stock-based compensation (unaudited)	—	—	43	—	43
Net loss (unaudited)	—	—	—	(1,370)	(1,370)
Balance at September 30, 2010 (unaudited)	30,296,710	$289	$152,013	$(116,011)	$36,291

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

On February 23, 2010, the Company entered into an Agreement and Plan of Merger with Powder Holdings, LLC, a Delaware limited liability company and Powder Acquisition Co., a direct, wholly owned subsidiary of Powder Holdings (“merger agreement”).  Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of the Company’s management team. On April 2, 2010, the Company filed a preliminary proxy statement relating to the merger and on June 29, 2010, the Company filed a definitive proxy statement relating to the merger, with the U.S. Securities and Exchange Commission.  At the special meeting of the shareholders on August 9, 2010, the shareholders of the Company voted to approve a proposal to adopt the merger agreement. On September 29, 2010, the Company entered into an amendment that extended the Outside Date as defined in Section 7.1(b)(i) of the merger agreement, from August 23, 2010 to October 29, 2010.  Although the Outside Date of the merger has passed, the merger agreement has not been terminated.  The Company is currently working on an additional extension to the Outside Date with Powder Acquisition Co. and Powder Holdings, LLC to provide additional time for the parties to satisfy the conditions to closing for the contemplated merger transaction. However there can be no assurance that the transaction will close.

The Company’s most recent waiver with its lender expired on June 15, 2010.  On July 8, 2010, the Company was notified by its lender that it failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Event of Default under the credit agreement.  On October 28, 2010, the administrative agent of the credit facility notified the counterparty to the Company’s derivative contracts that an Event of Default had occurred and advised the counterparty to remit funds directly to the administrative agent.  On November 5, 2010, the counterparty to the Company’s derivative transactions advised the Company that funds ($363,000 for November 2010) will be held in escrow pending further investigation of the administrative agent’s request or additional direction from the Company.

Further, the Company’s lender has indicated that it will exercise additional remedies under the credit agreement to obtain the Company’s liquid cash payments or other collateral.  The diversion of the Company’s liquid collateral will materially impact its abilities to meet its ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $0.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements of the Company pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help the Company with its immediate capital needs, but may still needs it to find other means to satisfy its obligations prior to closing.

Although the Company anticipates closing will occur in the fourth quarter, the Company continues to communicate with key vendors to manage its obligations and payables. The Company has entered into agreements with various vendors to make minimum monthly payments ranging from $1,000 to $45,000 at interest rates between 2% and 12% for the remainder of 2010. The Company has also implemented various cost cutting measures, including reducing general and administrative costs through staff reductions, wage and benefit cuts and a hiring freeze. The Company has reduced lease operating expenses by renegotiating water disposal contracts, reducing service costs and temporarily shutting-in marginal wells.  Management believes that appropriate steps, including cost-cutting measures, are being taken to make operations sustainable in the future. Although the Company is pursuing various alternatives to provide additional liquidity, including its shareholder approved merger with Powder, there is no assurance of the likelihood or timing of any of these transactions.

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

The accompanying financial statements are unaudited, and in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The following Notes describe only the material changes in accounting policies, account details, or financial statement Notes during the first nine months of 2010. The results for the three and nine months ending September 30, 2010 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the audited financial statements and the summary of significant accounting policies for prior years contained in the reports the Company files with the Securities and Exchange Commission, which can be found on the Company’s website at www.pinnaclegas.com or on the Securities and Exchange Commission website at www.sec.gov.

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

Depreciation, depletion and amortization of oil and gas properties (“DD&A”) are computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. The Company invests in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unproved properties is accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. No impairment was recorded for unevaluated properties for the three and nine months ended September 30, 2010.

Substantially all of the remaining unproved properties are expected to be developed and included in the amortization base over the next three to five years, based on projected cash flow from operations combined with raising additional capital. Salvage value is taken into account in determining depletion rates and is based on the Company’s estimate of the value of equipment and supplies at the time the well is abandoned. As of September 30, 2010 and December 31, 2009, the estimated value was approximately $6.8 million.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a ‘‘ceiling’’ value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and first day of the month twelve month average CIG prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the ‘‘full cost ceiling limitation.’’ If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation. At September 30, 2010, the full cost ceiling limitation exceeded the capitalized cost of the Company’s oil and gas properties by approximately $13.2 million based on the first day of the month, twelve month average CIG price of approximately $4.01 per Mcf. Therefore, no impairment was taken for the three and nine months ended September 30, 2010. Approximately $34.6 and $57.8 million impairment was recorded for the three and nine months ended September 30, 2009.

Per Share Information

Basic loss per share is computed by dividing net loss from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the nine months ended September 30, 2010, basic and diluted net loss per share was $0.05. During the nine months ended September 30, 2010, 813,412 options and stock appreciation rights were excluded because they were anti-dilutive.

A summary of the net income/(loss) per share calculation is shown below (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(750)	$(38,962)	$(1,370)	$(65,931)
Common shares outstanding:
Historical common shares outstanding at beginning of period	30,318	29,722	30,108	29,278
Weighted average common shares issued (forfeited)	(16)	62	181	169
Weighted average common shares outstanding-basic	30,302	29,784	30,289	29,447
Net loss per share-basic and diluted	$(0.02)	$(1.31)	$(0.05)	$(2.24)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2010 and December 31, 2009, the Company had recorded a full valuation allowance for its net deferred tax asset.

New Accounting Pronouncements

The Company adopted FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures” which amends ASC Update 2010-06 to require additional disclosures concerning transfers between Levels 1 and 2, inputs and valuation techniques used to value Level 2 and 3 measurements, and push down of previously prescribed fair value disclosures to each class of asset and liability for Levels 1, 2, and 3. These disclosures were effective for the Company for the quarter ended September 30, 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted FASB ASC Update 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” ASU

No. 2010-09 was effective upon issuance and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Note 3 — Asset Retirement Obligations

The Company follows certain accounting provisions that apply to legal obligations associated with the retirement of longlived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. These provisions require the Company to recognize an estimated liability for costs associated with the abandonment of its oil and gas properties.

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

The following is a summary of the Company’s asset retirement obligation activity for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2010		2009
Beginning balance asset retirement obligations	$2,995	$2,937	$3,457	$3,366
Additional obligations added during the period	—	1	—	—
Obligations settled during the period	(32)	(81)	(106)	(129)
Accretion expense	56	162	58	172
Ending balance of asset retirement obligations	$3,019	$3,019	$3,409	$3,409

Note 4 — Restricted Assets (Certificates of Deposit), Surety Bonds and Deposits

Certificates of deposit.

The Company holds a certificate of deposit (“CD”), which expires in July 2011, totaling approximately $161,000. The CD is collateral for bonding required by the State of Wyoming, the State of Montana and the Federal Bureau of Land Management. Because the Company intends to renew the CD in order to maintain its bonding requirements, the Company has included the CD in other noncurrent assets as of September 30, 2010. The issuer of the bond has commenced litigation against the Company to increase its collateral position, although this litigation was tolled through June 15, 2010 (see Note 9).

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

Surety Bonds.

From June 2009 through September 30, 2010, the Company posted idle well surety for approximately $64,000 to the Wyoming Oil and Gas Conservation Commission. The Commission has requested the Company make 18 monthly installments of $12,777 for surety on wells that will need to be plugged by the Company. The surety amount may be adjusted downward by the Commission if the Company successfully plugs the proposed wells in question. In addition, the Company has included a $50,000 payment for bonding requirements in the Company’s Kirby Montana area.

Deposits.

The Company has included approximately $57,000 related to royalty payments in deposits. These amounts are included in Deposits in the accompanying balance sheet at September 30, 2010.

Note 5 — Derivatives

The Company has elected not to designate its derivatives as cash flow hedges under authoritative guidance prescribed by the FASB. These derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying statements of operations. The aggregate fair values of these contracts were estimated to be an asset totaling $775,000 and a liability of $862,000 at September 30, 2010 and 2009, respectively. The Company realized hedging gains of $796,000 and $2,038,000 for the quarters ended September 30, 2010 and 2009, respectively. As a result of the change in the fair value of the commodity derivatives, the Company had an unrealized loss of $129,000 for the quarter ended September 30, 2010 and an unrealized loss of $3,074,000 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, the Company realized a hedging gain of $920,000 compared to a hedging gain of $5,548,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company had an unrealized gain of $2,149,000 compared to an unrealized loss of $5,207,000 for the nine months ended September 30, 2009. The aggregate of these contracts resulted in a gain on derivatives of $3,070,000 and $341,000 for the nine months ended September 30, 2010 and 2009, respectively. Unrealized gains and losses are included in gains or losses on derivatives in the statement of operations. Realized gains and losses are included in revenues in the statements of operations. As of September 30, 2010 and 2009, the Company had natural gas hedges in place as follows:

As of September 30, 2010 and 2009, the Company had natural gas hedges in place as follows:

Product and Type of Hedging Contract	MMbtu Per Day	Fixed Price Range CIG Index Price	Time Period
September 30, 2010 (unaudited)
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	1,000	$5.50	01/10-12/10
Natural Gas—Swap	2,500	$5.40	05/10-12/10
September 30, 2009 (unaudited)
Natural Gas—Collar	2,000	$6.50–$7.50	01/09-12/09
Natural Gas—Swap	2,500	$7.17	01/09-12/09
Natural Gas—Swap	1,000	$4.00	06/09-12/09
Natural Gas—Swap	2,500	$3.45	05/09-04/10
Natural Gas—Swap	2,000	$4.48	01/10-12/10
Natural Gas—Swap	2,500	$5.40	05/10-12/10
Natural Gas—Collar	1,000	$5.50	01/10-12/10

	Location on Consolidated Balance Sheet	Fair Value at September 30, 2010
		(in thousands)
Derivative Assets:
Natural gas, commodity swaps	Current asset	$775
Total derivative assets		$775

The Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The Company’s most recent waiver with its lender expired on June 15, 2010.  On July 8, 2010, the Company was notified by its lender that it failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Event of Default under the credit agreement.  On October 28, 2010, the administrative agent of the credit facility notified the counterparty to the Company’s derivative contracts that an Event of Default had occurred and advised the counterparty to remit funds directly to the administrative agent.  On November 5, 2010, the counterparty to the Company’s derivative transactions advised the Company that funds ($363,000 for November 2010) will be held in escrow pending further investigation of the administrative agent’s request or additional direction from the Company.

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

Options granted under the plan become vested as directed by the Company’s Board of Directors and generally expire seven or ten years after the date of grant, unless the option holder owns more than 10% of the total combined voting power of all classes of the Company’s stock, in which case the non-statutory stock options must be exercised within five years of the date of grant. At September 30, 2010, there were options to purchase 630,000 shares granted under the plan.

The options granted since formation in September 2003 vest in general as follows:

Year 1	20%
Year 2	30%
Year 3	50%
100%

During the three and nine months ended September 30, 2010, the Company did not grant any options to purchase common stock. During the three and nine months ended September 30, 2010 the Company recognized an expense of approximately $0 and $25,000, respectively, based on the fair value of the vested options.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic value
Outstanding, December 31, 2009	640,000	$5.81	—	—
Canceled or forfeited	(10,000)	8.40	—	—
Outstanding, September 30, 2010 (unaudited)	630,000	$5.77	1.57	$—
Exercisable, September 30, 2010 (unaudited)	630,000	$5.77	1.57	$—

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of shares Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Fair Value Determination
$4.00	137,500	0.1 years	137,500	$4.00	Black-Scholes (minimum value)
$4.80	265,000	1.5 years	265,000	$4.80	Black-Scholes (minimum value)
$5.20	112,500	2.3 years	112,500	$5.20	Black-Scholes
$8.40	15,000	3.7 years	15,000	$8.40	Black-Scholes
$11.00	100,000	2.7 years	100,000	$11.00	Black-Scholes
Total	630,000		630,000

Stock Appreciation rights under the Stock Incentive Plan

The Company has adopted a stock incentive plan authorizing the grant of Stock Appreciation Rights (“SARs”). A SAR confers on the participant a right to receive, upon exercise, the excess of the fair market value of a share of Common Stock on the date of the exercise over $1.00. Such excess shall be paid in cash or common stock or a combination thereof to the participant. On June 1, 2009, 202,280 SARs were granted and 183,412 were outstanding as of September 30, 2010.

The SARs granted in September 2010 vest in general as follows:

Year 1	33.33%
Year 2	33.33%
Year 3	33.34%
100.00%

At September 30, 2010 the Company had unvested options to purchase 115,991 shares with a weighted average grant date fair market value of $38,000. During the three and nine months ended September 30, 2010 the Company recognized compensation expense of approximately $6,000 and $18,000 respectively on the fair value of SAR’s vested.

The following table summarizes stock appreciation activity for the six months ended September 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	202,280	0.41	—
Canceled or forfeited	(18,868)	—	—
Outstanding at September 30, 2010 (unaudited)	183,412	$0.41	5.7

Restricted Stock under the Stock Incentive Plan

The Company has an incentive program whereby grants of restricted stock have been awarded to members of the Board of Directors and certain employees. Restrictions and vesting periods for the awards are determined at the discretion of the Board of Directors and are set forth in the award agreements. During the three and nine months ended September 30, 2010, the Company recognized compensation expense of approximately $58,000 and $245,000, respectively, based on the fair value of the vested shares.

A summary of the status and activity of the restricted stock for the six months ended September 30, 2010 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested December 31, 2009	342,993	$2.18
Granted	212,502	$0.31
Forfeited	(23,815)	$1.03
Vested	(345,898)	$1.18
Unvested at September 30, 2010 (unaudited)	185,782	$2.06

As of September 30, 2010, the Company had approximately $0.3 million of unrecognized share-based compensation expense related to non-vested stock awards, which is expected to be amortized over the remaining vesting periods of three years.

Note 7 — Long-Term Debt

Credit Facility

Effective February 12, 2007, the Company entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2010 and December 31, 2009, the Company had $5.1 million and $6.1 million, respectively, of debt outstanding under the facility. As described below, the Company is currently unable to borrow additional amounts under the credit facility due to covenant and borrowing base limitations and may be further limited in the future based on borrowing base limitations.

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

Borrowings under the Company’s credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of September 30, 2010 was 5.0%. The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On April 14, 2009, the Company and the administrative agent entered into the fourth amendment to the credit agreement which reduced the borrowing base as described above and waived compliance with the current ratio financial covenant as of December 31, 2009 and March 31, 2009 and with the restrictive covenants related to accounts payable, permitted liens and permitted debt until the next borrowing base redetermination, subject to certain financial caps.  On August 19, 2009, the lenders waived compliance with the current ratio financial covenant under the credit agreement for the period ending August 26, 2009 and the quarter ending September 30, 2009.

On August 26, 2009, the Company and the lenders entered into a fifth amendment to the credit agreement which provided a waiver of the current ratio covenant through October 26, 2009 and for the quarter ending September 30, 2009.  The fifth amendment to the credit agreement also extended restrictive covenants related to accounts payable, permitted liens and permitted debt until October 26, 2009 subject to certain financial caps.

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

The Company has requested additional waivers from its lender; however, no waivers have been obtained to date. On October 28, 2010, the administrative agent of the Company’s credit facility notified the counterparty to the Company’s derivative contracts that an Event of Default had occurred. Further, the administrative agent, pursuant to Section 5.1 (and Article VI) of the credit agreement, advised the counterparty to withhold funds payable to the Company and remit these funds directly to the administrative agent. The counterparty to the Company’s derivative transactions, by letter dated November 5, 2010, has advised the Company that funds payable to Pinnacle will be held in escrow pending further investigation of the administrative agent’s request or additional direction from Pinnacle. Approximately $363,000 payable to the Company by the counterparty on November 8, 2010 is being held in escrow.

Further, the Company’s lender has indicated that it will exercise additional remedies under the credit agreement to obtain the Company’s liquid cash payments or other collateral.  The diversion of the Company’s liquid collateral will materially impact the Company’s abilitiy to meet its ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $0.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements of the Company’s pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help the Company with its immediate capital needs, however it may still need to find other means to satisfy its obligations prior to closing.

Office Building Loan

On November 15, 2005, the Company entered into a mortgage loan secured by its office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400 and unpaid principal that bore interest at 6.875% until November 15, 2008, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $520,800 will become due. As of September 30, 2010, the Company had $708,000 outstanding in principal on this mortgage. On November 15, 2008, the interest rate on the mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of September 30, 2010, the variable rate was 4.00%.

Note 8 — Fair Value Measurements

Effective January 1, 2009, the Company adopted FASB’s guidance related to fair value measurements for all financial assets and liabilities measured at fair value on a recurring basis. This criteria establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities;

Level 2—Quoted prices in active markets for similar assets and liabilities, that are observable for the asset or liability; or

Level 3—Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Oil and gas derivative instruments	$—	$775	$—	$775
Total	$—	$775	$—	$775

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

Note 9 — Commitments and Contingencies

Operating Lease

Upon purchase of its building in August 2005, the Company was assigned the lease agreements for existing tenants and executed lease agreements with new tenants in the building. The leases expire from January 2010 to January 2013. Future minimum lease income under noncancelable operating leases is as follows:

Year Ending December 31:
2010	$34,000
2011	60,000
2012	44,000
2013	44,000
Total minimum lease payments	$182,000

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

On July 6, 2009, the Company filed suit (Cause No. DV09-35) against Big Sky Energy LLC and Quaneco L.L.C., in the Twenty-Second Judicial District Court, Big Horn County, Montana alleging claims for breach of contract, breach of implied covenant of good faith and fair dealing, tortuous interference with business, tortuous interference with contractual relations and slander of title. The Company is amending the complaint to add a foreclosure action against Big Sky Energy LLC’s and Quaneco L.L.C.’s collective interest in the developed properties in Montana for non payment of invoices in the amount of $792,624.

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

On May 24, 2010, the Company and its directors entered into a Memorandum of Understanding in anticipation of settling the shareholder lawsuit. Under the terms of the Memorandum of Understanding, the Company agreed to make additional proxy disclosures regarding the interests of our executive officers in the surviving entity and furnish additional information regarding FBR’s analysis and fairness opinion. In return the shareholders will provide a release of their claims against the Company, its directors, Powder and DLJ.  The Company and its directors, Powder and DLJ do not admit any wrongdoing and entered into the Memorandum of Understanding to avoid the distraction, burden and expense of further litigation. The settlement is subject to confirmatory discovery, negotiation of a definitive settlement agreement, and approval by the Delaware Chancery Court. The Memorandum of Understanding is also conditioned upon consummation of the merger. Powder and DLJ have agreed to the terms of the Memorandum of Understanding.

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

On September 15, 2010, the Company received written notice from NASDAQ that its shares of common stock would be delisted from The NASDAQ Stock Market effective at the open of trading on September 16, 2010 since it failed to meet the continued listing requirements.

As of September 16, 2010, common shares of Pinnacle Gas Resources, Inc. are traded on the OTCQB Marketplace.

Note 11 — Recent Developments

The Company’s most recent waiver with its lender expired on June 15, 2010.  On July 8, 2010, the Company was notified by its lender that it failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Event of Default under the credit agreement.  On October 28, 2010, the administrative agent of the credit facility notified the counterparty to the Company’s derivative contracts that an Event of Default had occurred and advised the counterparty to remit funds directly to the administrative agent.  On November 5, 2010, the counterparty to the Company’s derivative transactions advised the

Company that funds ($363,000 for November 2010) will be held in escrow pending further investigation of the administrative agent’s request or additional direction from the Company.

Further, the Compay’s lender has indicated that it will exercise additional remedies under the credit agreement to obtain the Company’s liquid cash payments or other collateral.  The diversion of the Company’s liquid collateral will materially impact the Company’s ability to meet its ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $0.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements of the Company pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help the Company with its immediate capital needs, however it will need to find other means to satisfy its obligations prior to closing.

Although the Outside Date of the Merger Agreement has passed, the merger has not been terminated.  The Company is currently working on an additional extension to the Outside Date with Powder Acquisition Co. and Powder Holdings, LLC to provide additional time for the parties to satisfy the conditions to closing for the contemplated merger transaction, however there can be no assurance that this transaction will close.

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

Overview

We are an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves. We primarily focus our efforts on the development of CBM properties located in the Powder River Basin in northeastern Wyoming and southern Montana. In addition, in April 2006, we acquired properties located in the Green River Basin in southern Wyoming. As of September 30, 2010, we owned natural gas and oil leasehold interests in approximately 406,000 gross (297,000 net) acres, approximately 90% of which were undeveloped. As of December 31, 2009, we had estimated net proved reserves of approximately 15.0 Bcf based on the first day of the month, twelve month average CIG index price of approximately $3.04 per Mcf.

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and have remained low in 2009 and during the first nine months of 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources.  We had total capital expenditures of $2.1 million for the nine months ended September 30, 2010.

On February 23, 2010, we entered into an Agreement and Plan of Merger with Powder Holdings, LLC, and Powder Acquisition Co., a direct, wholly owned subsidiary of Powder Holdings. Powder Holdings is controlled by an investor group led by Scotia Waterous (USA) Inc. and includes certain members of our management team. On April 2, 2010, we filed a preliminary proxy statement relating to the merger, with the U.S. Securities and Exchange Commission (SEC). On June 29, 2010, we filed a definitive proxy statement relating to the merger with the SEC. At the special meeting of the shareholders on August 9, 2010, our shareholders voted to approve a proposal to adopt the Agreement and Plan of Merger dated February 23, 2010 (“Merger Agreement”) by and amongst us, Powder Holdings, LLC, and Powder Acquisition Co. (“Powder”), a wholly-owned subsidiary of Powder. We anticipate that the closing will occur during the fourth quarter, subject to the satisfaction of customary closing conditions and the receipt of waivers from our lender, The Royal Bank of Scotland plc. On September 29, 2010 we entered into an amendment to the Agreement and Plan of Merger (“Merger Agreement”) with Powder Acquisition Co. and Powder Holdings, LLC executed on February 23, 2010. The amendment extended the Outside Date, as defined in Section 7.1(b)(i), from August 23, 2010 to October 29, 2010 to provide additional time for the parties to satisfy the conditions to closing for the contemplated merger transaction. Although the Outside Date of the Merger Agreement has passed, the merger has not been terminated.  We are currently working on an additional extension to the Outside Date with Powder Acquisition Co. and Powder Holdings, LLC to provide additional time for the parties to satisfy the conditions to closing for the contemplated merger transaction, however there can be no assurance that this transaction will close.

Shares of our common stock are traded on the OTCQB under the symbol “PINN.”

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

The fear of global recession led to an immediate drop in demand for natural gas, primarily by industrial users, which in turn led to a significant reduction in natural gas prices. The natural gas index price in the Rocky Mountain region averaged $4.08 per Mcf for the first nine months of 2010 and $2.77 per Mcf for the same period in 2009. We have curtailed drilling, except for wells that will hold significant blocks of acreage, and have also reduced administrative, operating and transportation costs. Even with cost reductions and a flexible capital spending budget, the current natural gas pricing and economic environment remains challenging. We are exploring strategic alternatives to increase our capital resources.

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

On July 8, 2010, we were notified by our lender that we failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Event of Default under the Credit agreement. We remain obligated to pay all amounts outstanding under the credit agreement.  The current amount outstanding under the credit facility is approximately $5,100,000.

On October 28, 2010, the administrative agent of the credit facility notified the counterparty to our derivative contracts that an Event of Default had occurred and advised the counterparty to remit funds directly to the administrative agent.  On November 5,

2010, the counterparty to our derivative transactions advised us that funds ($363,000 for November 2010) will be held in escrow pending further investigation of the administrative agent’s request or additional direction from us.

Further, our lender has indicated that it will exercise additional remedies under the credit agreement to obtain the our liquid cash payments or other collateral.  The diversion of our liquid collateral will materially impact its abilities to meet its ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements of our pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help us with our immediate capital needs, however we may still need to find other means to satisfy our obligations prior to closing.

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

Depreciation, depletion and amortization of oil and gas properties are computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves and asset retirement obligations. We invest in unevaluated oil and gas properties for the purpose of exploration for proved reserves. The costs of such assets, including exploration costs on properties where a determination of whether proved oil and gas reserves will be established is still under evaluation, and any capitalized interest and lease operating expenses, are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. No impairment was recorded on unevaluated properties for the three and nine months ended September 30, 2010. An impairment of $36.7 million was recorded on unevaluated properties for the three and nine months ended September 30, 2009. Abandonment of unproved properties is also accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Substantially all remaining unproved property costs are expected to be developed and included in the amortization base ratably over the next three to five years. Salvage value is taken into account in determining depletion rates and is based on our estimate of the value of equipment and supplies at the time the well is abandoned. As of September 30, 2010 and December 31, 2009, the estimated salvage value of equipment was $6.8 million.

Under the full cost method of accounting rules, capitalized costs less accumulated depletion and related deferred income taxes may not exceed a “ceiling” value which is the sum of (1) the present value discounted at 10% of estimated future net revenue using current costs and the first day of the month, twelve month average CIG price, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of costs or estimated fair value of unproved properties; less (4) the income tax effects related to differences in the book to tax basis of oil and gas properties. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, we calculate the full cost ceiling limitation. At September 30, 2010, the full cost ceiling limitation exceeded the capitalized cost of our oil and gas properties by approximately $13.2 million based on the first day of the month, twelve month average CIG price of approximately $4.01 per Mcf. Therefore, no impairment was taken for the quarter ended September 30, 2010. An impairment of $34.6 million was taken for the quarter ended September 30, 2009 based on a natural gas price of $3.22 per Mcf. A decline in gas prices or an increase in operating costs subsequent to the measurement date or reductions in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Gas Sales

We use the sales method for recording natural gas sales. Sales of gas applicable to our interest in producing natural gas and oil leases are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts covering our interest in gas reserves. During such times as our sales of gas exceed our pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time such excess is recorded as a gas imbalance liability. At September 30, 2010 and December 31, 2009, there was no such liability recorded.

Although there was no such liability recorded for prior periods, gas reserves are an estimate and are updated on an annual and interim basis. Gas pricing, expenses and production may impact future gas reserves remaining which, in turn, could impact the recording of liabilities in the future. Gas sales accruals at September 30, 2010, and December 31, 2009 were based on the actual volume statements from our purchasers and distribution process. If accruals were to change by 10% at September 30, 2010 and at December 31, 2009, the impact would have been a change of $50,000 and $124,000, respectively.

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

A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a well is completed or acquired. The increased carrying value is depleted using the units-of-

production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

The estimated liability is based on historical gas industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. Our liability is discounted using our best estimate of our credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells. For example, a 10% change in our estimated retirement costs would have had a $302,000 effect on our asset retirement obligation liability at September 30, 2010.

The following is a summary of our asset retirement obligation activity for the three and nine months ended September 30, 2010 and September 30, 2009 (unaudited):

	For the Three Months	For the Nine	For the Three	For the Nine
	Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010		2009
	(In Thousands)
Beginning balance asset retirement obligations	$2,995	$2,937	$3,457	$3,366
Additional obligation added during the period	—	1	—	—
Obligations settled during the period	(32)	(81)	(106)	(129)
Accretion expense	56	162	58	172
Ending balance of asset retirement obligations	$3,019	$3,019	$3,409	$3,409

Inventory

We have acquired inventory of oil and gas equipment, primarily tubulars, to take advantage of quantity pricing and to secure a readily available supply. Inventory is valued at the lower of average cost or market. Inventory is used in the development of gas properties and to the extent it is estimated that it will be billed to other working interest owners during the next year, it is included in current assets. Otherwise, it is recorded in non-current assets. The price of steel is a primary factor in valuing our inventory. Under the valuation method of lower of average cost or market, a 10% reduction in the price of steel would have caused a $44,000 reduction in our inventory valuation as of September 30, 2010. The market price of steel is evaluated each quarter using prices quoted by authorized vendors in the area.

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

Long-Lived Assets

Long-lived assets to be held and used in our business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, we record an impairment. No impairments were recorded during the nine months ended September 30, 2010 and the year ended December 31, 2009.

General and Administrative Expenses

General and administrative expenses are reported net of amounts allocated and billed to working interest owners of gas properties operated by us. The administrative expenses billed to working interest owners may change in accordance with the terms of the joint operating agreements. Administrative expenses are charged to working interest owners based on productive well counts.  A 10% change in well counts for the three and nine months ended September 30, 2010 would have increased or decreased our expenses billed to working interest owners by approximately $27,000 and $89,000, respectively. As we operate and drill additional wells in the future, additional administrative expenses will be charged to the working interest owners when the wells become productive.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of September 30, 2010 and December 31, 2009, we recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted accounting provisions that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This provision requires that we recognize in our consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of the provision, we performed a comprehensive review of our material tax positions in accordance with these recognition and measurement standards. As a result of this review, we did not identify any material deferred tax assets that required adjustment. As of September 30, 2010 and 2009, we had not recorded any material uncertain tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of September 30, 2010 and 2009, we had not recognized any interest or penalties in our statement of operations or statement of financial position.

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

We periodically hedge a portion of our oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. Our management decided not to use hedge accounting for these agreements. Therefore, in accordance with certain accounting provisions, the changes in fair market value are recognized in earnings

Stock —Based Compensation

Effective January 1, 2006, we adopted accounting provisions, which require companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. We recognized an expense of approximately $25,000 for the nine months ended September 30, 2010, based on the fair value of vested options.  We recognized an expense of approximately $245,000 for the nine months ended September 30, 2010, based on the fair value of restricted stock that vested during the quarter.  We recognized an expense of approximately $18,000 for the nine months ending September 30, 2010, based on the fair market value of stock appreciation rights. This accounting provision also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (“excess tax benefits”) be presented as financing cash inflows in the Statement of Cash Flows.

Accounts Receivable

Our revenue producing activities are conducted primarily in Wyoming. We grant credit to qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industry in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, record an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified. We recorded an allowance of approximately $14,000 and $100,000 at each of September 30, 2010 and December 31, 2009 respectively.

Transportation Costs

We account for transportation costs under authoritative guidance prescribed by FASB related to the accounting for shipping and handling fees and costs, whereby amounts paid for transportation are classified as operating expenses.

Legal Estimates

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. We account for these costs under an accounting provision, which states that a loss contingency be recorded if it is probable that a liability has been incurred and it is reasonably estimatable. At each of September 30, 2010 and December 31, 2009, we accrued no expenses for legal proceedings.

Per Share Information

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. For the nine months ended September 30, 2010, basic and diluted net loss per share was $0.05. During the nine months ended September 30, 2010, 813,412 options and stock appreciation rights were excluded because they were anti-dilutive.

Recent Accounting Pronouncements

For information concerning new accounting pronouncements, please see “Note 2 — Basis of Presentation” of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

Trends Affecting Our Business

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and remained low in 2009 and the first three quarters of 2010. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan for 2010. Under our plan, we will generally make expenditures only as are necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled.

Historically, natural gas prices have been extremely volatile, and we expect that volatility to continue. For example, during the nine months ended September 30, 2010, the NYMEX natural gas index price ranged from a high of $6.00 per MMBtu to a low of $3.65 per MMBtu, while the CIG natural gas index price ranged from a high of $6.08 per MMBtu to a low of $2.76 per MMBtu. During the year ended December 31, 2009, the NYMEX natural gas index price ranged from a high of $6.07 per MMBtu to a low of $2.51 per MMBtu, while the CIG natural gas index price ranged from a high of $4.59 per MMBtu to a low of $1.33 per MMBtu. Changes in natural gas pricing have impacted our revenue streams, production taxes, prices used in reserve calculations, borrowing base calculations and the carrying value of our properties and the valuation of potential property acquisitions. During the nine months ended September 30, 2010, estimated future gas prices had an impact on both our revenues and the costs attributable to our future operations. We expect that changing natural gas prices will continue to impact our operations and financial results in the future.

Transportation of natural gas and access to throughput capacity has a direct impact on natural gas prices in the Rocky Mountain region, where our operations are concentrated. As drilling activity increases throughout the Rocky Mountain region, additional production may come on line, which could cause bottlenecks or capacity constraints. Generally speaking, a surplus of natural gas production relative to available transportation capacity has a negative impact on prices. Conversely, as capacity increases, and bottlenecks are eliminated, prices generally increase. Although there is currently adequate transportation capacity out of the Powder River Basin, a surplus of natural gas arriving at key marketing hubs from the Powder River Basin and elsewhere relative to available takeaway capacity from these hubs has caused Rocky Mountain gas to generally trade at a discount to the NYMEX natural gas index price. For example, from January 1, 2010 through September 30, 2010, Rocky Mountain gas traded at a differential to the NYMEX natural gas index price that ranged from a premium of $0.27 per Mcf to a discount of $1.16 per Mcf, with an average differential of a discount of $0.50 per Mcf. The Rockies Express Pipeline which was completed and placed into service in early 2008, has increased takeaway capacity by approximately 1.5 Bcf per day from these hubs. We expect that the completion of additional proposed pipelines will help reduce the differential between gas produced in the Rocky Mountain region and the NYMEX natural gas index price. Additional proposed pipelines are scheduled to be completed in late 2010 and 2011. General economic conditions and the future demand for natural gas may change the development schedule of proposed pipelines.

Results of Operations

Net loss attributable to stockholders for the quarter ended September 30, 2010 was $0.8 million, or $0.02 per diluted share, on total revenues of $2.6 million. Other income for the quarter ended September 30, 2010 included a $0.1 million unrealized loss associated with the change in the fair valuation of our natural gas hedges in place in accordance with certain accounting provisions. Absent such change in the valuation of hedges, we would have shown a loss of $0.7 million.  This compares to a net loss attributable to stockholders of $39.0 million for the quarter ended September 30, 2009 on total revenue of $3.7 million. Adjusted for an unrealized loss in the fair valuation of our natural gas hedges in place of $3.1 million shown in other income, our results for the quarter ended September 30, 2009 would have been a net loss attributable to common stockholders of $35.9 million.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Gas sales volume.

Gas sales volume decreased 19%, from 674 MMcf in the three months ended September 30, 2009 to 544 MMcf in the three months ended September 30, 2010. Daily sales volume was 5.9 MMcf for the three months ended September 30, 2010 as compared to 7.3 MMcf for the three months ended September 30, 2009, a 1.4 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales decreased approximately $1.1 million during the three months ended September 30, 2010 to approximately $2.6 million, a 30% decrease compared to the three months ended September 30, 2009. This decrease was primarily due to a $1.2 million reduction in realized gains on derivatives.

Derivatives.

For the three months ended September 30, 2010, we had an unrealized loss of $129,000 compared to an unrealized loss of $3.1 million for the three months ended September 30, 2009. The unrealized loss is a non-cash expense based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the three months ended September 30, 2010 and 2009 resulted in a realized gain of $0.8 million and $2.0 million, respectively. The realized hedge gain for the three months ended September 30, 2010 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased approximately $50,000 in the three months ended September 30, 2010 to $0.9 million, a 6% decrease compared to the three months ended September 30, 2009. On a Mcf basis, lease operating expenses increased 17% from $1.37 per Mcf in the three months ended September 30, 2009 to $1.60 per Mcf in the three months ended September 30, 2010.

Production taxes.

Production taxes increased approximately $27,000 in the three months ended September 30, 2010 to $0.2 million, a 16% increase from the three months ended September 30, 2009. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The increase in production taxes for the three months ended September 30, 2010 was primarily due to decreased revenues associated with decreased volume. On an Mcf basis, production taxes were $0.36 per Mcf for the three months ended September 30, 2010 and $0.25 per Mcf for the three months ended September 30, 2009, a 44% increase, which correlates to the increase in the price per Mcf received in the three months ended September 30, 2010 from the three months ended September 30, 2009.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $61,000 in the three months ended September 30, 2010 to approximately $0.7 million, an 8% decrease from the three months ended September 30, 2009. The decrease related primarily to lower production volumes. On an Mcf basis, marketing and transportation expenses increased 14% to $1.33 per Mcf in the three months ended September 30, 2010 from $1.16 per Mcf in the three months ended September 30, 2009.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $271,000 in the three months ended September 30, 2010 compared to $286,000 for the three months ended September 30, 2009. General and administrative expenses net increased $0.2 million in the three months ended September 30, 2010 to $1.0 million. On a Mcf basis, general and administrative expenses, net increased 49%, from $1.29 per Mcf in the three months ended September 30, 2009 to $1.92 per Mcf in the three months ended September 30, 2010. General and administrative expenses, for the quarter ended September 30, 2010, include $0.3 million for professional services expense incurred in connection with the merger agreement with Powder and Powder Holdings.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $1.8 million for the three months ended September 30, 2010 to $0.5 million, a 77% decrease compared to the three months ended September 30, 2009. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool and completion of the depreciable life of certain capitalized assets September 30, 2010. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $0.96 per Mcf in the three months ended September 30, 2010 from $3.44 per Mcf in the three months ended September 30, 2009.

Impairment.

At September 30, 2010, the full cost ceiling limitation of our oil and gas properties exceeded the capitalized cost by approximately $13.2 million based upon a natural gas price of approximately $4.01 per Mcf (based on the first day of the month, twelve month average per Mcf on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Therefore, no impairment was taken for the three months ended September 30, 2010. An impairment of approximately $34.6 million was taken for the three months ended September 30, 2009.  For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Gas sales volume.

Gas sales volume decreased 22%, from 2,189 MMcf in the nine months ended September 30, 2009 to 1,713 MMcf in the nine months ended September 30, 2010. Daily sales volume was 6.3 MMcf for the nine months ended September 30, 2010 as compared to 8.0 MMcf for the nine months ended September 30, 2009, a 1.7 MMcf per day decrease. The decrease resulted primarily from shutting in wells due to low natural gas prices, reductions in volumes due to compression maintenance and repairs, and weather related downtime.

Gas sales revenue.

Revenue from gas sales decreased approximately $4.1 million during the nine months ended September 30, 2010, to approximately $7.5 million, a 35% decrease compared to the nine months ended September 30, 2009. This decrease was primarily due to a reduction in realized gain on derivatives. The average realized price per Mcf decreased approximately 17%, from $5.30 per Mcf in the nine months ended September 30, 2009 to $4.38 per Mcf in the nine months ended September 30, 2010.

Derivatives.

For the nine months ended September 30, 2010, we had an unrealized gain of $2.2 million compared to an unrealized loss of $5.2 million for the nine months ended September 30, 2009. The unrealized gain and losses are non-cash expenses based primarily on the Black-Scholes model for valuing future cash flows utilizing price volatility with a normal discount rate. Hedges settled during the nine months ended September 30, 2010 resulted in a realized gain of $0.9 million compared to a realized hedge gain of $5.5 million during the nine months ended September 30, 2009. The realized hedge gain for the nine months ended September 30, 2010 was primarily due to the fact that gas prices were lower than the weighted average floor price of our hedges in place.

Lease operating expenses.

Lease operating expenses decreased $0.4 million in the nine months ended September 30, 2010 to $2.7 million, a 13% decrease compared to the nine months ended September 30, 2009. This decrease resulted primarily from a reduction in labor, fuel, workover and water management related costs offset partially by an increase in surface use expenses in the productive cycle during the nine months ended September 30, 2010. On a Mcf basis, lease operating expenses increased 12% from $1.39 per Mcf in the nine months ended September 30, 2009 to $1.55 per Mcf in the nine months ended September 30, 2010.

Production taxes

Production taxes increased $0.1 million in the nine months ended September 30, 2010 to $0.7 million, a 23% increase from the nine months ended September 30, 2009. Production taxes generally correlate to gross sales revenue because production taxes are based on a percentage of sales value. In Wyoming, the percentage averages 11% to 13%, depending on rates in effect for the respective year, while in Montana the percentage averages 9%. The decrease in production taxes for the nine months ended September 30, 2010 was primarily due to decreased revenues associated with decreased volume and realized pricing. On an Mcf basis, production taxes were $0.42 per Mcf for the nine months ended September 30, 2010 and $0.27 per Mcf for the nine months ended September 30, 2009, a 57% decrease.

Marketing and transportation.

Marketing and transportation expenses decreased approximately $0.7 million in the nine months ended September 30, 2010 to approximately $2.2 million, a 25% decrease from the nine months ended September 30, 2009. The decrease related primarily to a decrease in transportation fees and compression due to lower production volumes. On an Mcf basis, marketing and transportation expenses decreased 4% to $1.28 per Mcf in the nine months ended September 30, 2010 from $1.34 per Mcf in the nine months ended September 30, 2009.

General and administrative expenses, net.

General and administrative expenses are offset by operating income from drilling and production activities for which we can charge an overhead fee to nonoperating working interest owners. These well operating overhead fees were $0.9 million and $0.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. General and administrative expenses, net, increased $0.4 million in the nine months ended September 30, 2010 to $3.5 million. On an Mcf basis, general and administrative expenses, net increased 44%, from $1.41 per Mcf in the nine months ended September 30, 2009 to $2.03 per Mcf in the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily a result of professional services expense incurred in connection with the merger agreement with Powder and Powder Holdings.

Depreciation, depletion, amortization and accretion.

Depreciation, depletion, amortization and accretion expense decreased $3.0 million for the nine months ended September 30, 2010 to $2.1 million, a 59% decrease compared to the nine months ended September 30, 2009. The decrease was primarily due to a decrease in the capitalized basis in our full cost pool and completion of the depreciable life of certain capitalized assets at September 30, 2010. On an Mcf basis, the depreciation, depletion, amortization and accretion rate decreased to $1.21 per Mcf in the nine months ended September 30, 2010 from $2.31 per Mcf in the nine months ended September 30, 2009.

Impairment.

At September 30, 2010, the full cost ceiling limitation cost of our oil and gas properties exceeded the capitalized cost by approximately $13.2 million based upon a natural gas price of $4.01 per Mcf (based on the Colorado Interstate Gas Rocky Mountain Index) in effect at that date. Therefore, no impairment was recorded for the nine months ended September 30, 2010. An impairment of approximately $57.8 million was recorded for the nine months ended September 30, 2009. For further information regarding this impairment, please see Note 2 — “Basis of Presentation” in the Notes to the unaudited financial statements appearing elsewhere in this quarterly report. A decline in natural gas prices or an increase in operating costs in the economically recoverable quantities could result in the recognition of additional impairments of our oil and gas properties in future periods.

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

Credit Facility.

Effective February 12, 2007, we entered into a credit facility which permits borrowings up to the borrowing base as designated by the administrative agent. As of September 30, 2010 and December 31, 2009, we had $5.1 million and $6.1 million, respectively, of debt outstanding under the facility. As described below, we are currently unable to borrow additional amounts under the credit facility due to covenant limitations and may be further limited in the future based on borrowing base limitations.

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

Borrowings under our credit facility, as amended, bear interest either: (i) at the greater of the one month London Interbank Offered Rate, or LIBOR, plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from the one, two, three or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate as of September 30, 2010 was 5.0%.  The credit agreement provides for various fees, including a quarterly commitment fee of 0.5% per annum and engineering fees to the administrative agent in connection with a borrowing base determination. In addition, the credit facility provided for an up front fee of $27,000, which was paid on the closing date of the credit facility, and an additional arrangement fee of 1% based on utilization. Borrowings under this credit facility may be prepaid without premium or penalty, except on Eurodollar advances.

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

On August 26, 2009, we entered into a fifth amendment to the credit agreement which provided a waiver of the current ratio covenant through October 26, 2009 and for the quarter ending September 30, 2009.  The fifth amendment to the credit agreement also extended restrictive covenants related to accounts payable, permitted liens and permitted debt, until October 26, 2009, subject to certain financial caps.

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

We have requested additional waivers from our lender; however, no waivers have been obtained to date. On October 28, 2010, the administrative agent of our Credit Facility notified the counterparty to our derivative contracts that an Event of Default had occurred. Further, the administrative agent, pursuant to Section 5.1 (and Article VI) of the credit agreement, advised the counterparty to withhold funds payable to us and remit these funds directly to the administrative agent. The counterparty to our derivative transactions, by letter dated November 5, 2010, has advised us that funds payable to Pinnacle will be held in escrow pending further investigation of the administrative agent’s request or additional direction from Pinnacle. Approximately $363,000 payable to us by the counterparty on November 8, 2010 is being held in escrow.

Further, our lender has indicated that it will exercise additional remedies under the credit agreement to obtain our liquid cash payments or other collateral.  The diversion of our liquid collateral will materially impact our abilitiy to meet our ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $0.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements for our pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help us with our immediate capital needs, however we will still need to find other means to satisfy our obligations prior to closing.

Office Building Loan.

On November 15, 2005, we entered into a mortgage loan secured by our office building in Sheridan, Wyoming in the aggregate principal amount of $829,000. The promissory note provides for monthly payments of principal and interest in the initial amount of $6,400, and unpaid principal that bore interest at 6.875% until November 15, 2009, currently bears interest at a variable base rate plus 0.5% and will bear interest at 18% upon a default. The variable base rate is based on the lender’s base rate. The maturity date of this mortgage is November 15, 2015, at which time a principal and interest payment of $531,300 will become due. As of September 30, 2010, we had $708,000 outstanding in principal on this mortgage. On November 15, 2009, the interest rate on our mortgage loan changed from a fixed rate of 6.875% to a variable rate. As of September 30, 2010, the variable rate was 4.00%.

Capital Expenditure Budget.

The continued credit crisis and related turmoil in the global financial system have had an adverse impact on our business and financial condition. In addition, the prices of oil and natural gas declined significantly in 2008 and remained low in 2009 and the nine months ending September 30, 2010. Therefore, total capital expenditures were limited to $4.2 million in 2009. As a result of low CIG index prices, the economic climate and our limited capital resources, we expect to continue operating during 2010 with a reduced capital expenditure plan. Under our plan, we will generally make expenditures only as necessary to secure drilling permits in strategic areas, drill wells that secure leasehold positions and construct the necessary infrastructure to complete and hook-up wells that have already been drilled. Our capital expenditure budget for 2010 will be dependent upon CIG index prices, our cash flows and the availability of additional capital resources. We had total capital expenditures of $2.1 million for the nine months ended September 30, 2010.

Cash Flow from Operating Activities

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of $1.7 million for the nine months ended September 30, 2009. The change was primarily due to increases in accounts payable, accrued liabilities, and revenue distribution payables.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $44,000 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $6.3 million for the nine months ended September 30, 2009. The change in 2010 was primarily due to smaller realized gains on derivatives, a sale of properties in 2009, and a liquidation of certificate of deposits in 2010.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2010, compared with net cash provided by financing activities of $5.0 million for the nine months ended September 30, 2009. The change was primarily due to a reduction in the balance owed on the line of credit for the nine months ended September 30, 2010.

Contractual Obligations

Please see Notes 3 and 7 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for information regarding our credit facility and other indebtedness.

The following table summarizes by period our contractual obligations as of September 30, 2010:

	Total	2010	2011–2012	2013–2014	Thereafter
	(In Thousands)
Notes payable in connection with mortgage	$708	$8	$71	$76	$553
Capital lease	60	5	45	10	—
Asset retirement obligations	3,019	620	827	521	1,051
Production and property taxes	3,833	3,208	625	—	—
Total	$7,620	$3,841	$1,568	$607	$1,604

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

The following table summarizes the estimated volumes, fixed prices, fixed price sales and fair value attributable to the fixed price contracts as of September 30, 2010. At September 30, 2010, we had hedged volumes through December 2010. Please see Note 5 of the Notes to the unaudited financial statements appearing elsewhere in this quarterly report for further information regarding our derivatives.

Year Ending December 31, 2010
(Unaudited)
Natural Gas Swaps:
Contract volumes (MMBtu)	506,000
Weighted-average fixed price sales per MMBtu(1)	$5.08
Fair value, net (thousands)(2)	$775
Total Natural Gas Contracts:
Contract volumes (MMBtu)	506,000
Fixed-price sales	$5.08
Fair value, net (thousands)(2)	$775

(1)          Volumes hedged using the CIG index price published in the first issue of Inside FERC’s Gas Market Report for each calendar month of the derivative transaction.

(2)          Fair value based on CIG index price in effect for each month as of September 30, 2010.

Interest Rate Risk

Borrowings under our credit facility bear interest at fluctuating market-based rates.  Accordingly, our interest expenses are sensitive to market changes, which expose us to interest rate risk on current and future borrowings under our credit facility.

As of September 30, 2010, we had $5.1 million in outstanding indebtedness under our credit facility. Borrowings under the credit facility bear interest either: (i) at the greater of the one month LIBOR plus 1.00% or a domestic bank rate, plus in either case an applicable margin of 0.75% to 1.75% based on utilization, or (ii) on a sliding scale from one, two, three, or six month LIBOR, plus an applicable margin of 2.00% to 3.00% based on utilization. The weighted average interest rate for borrowings under our credit facility was 5.25% for the nine months ended September 30, 2010 and 5% for the year ended December 31, 2009. In light of the current economic climate, we expect that interest rates on alternative financing options to range from 8% to 12%. The availability of alternative financing arrangements and the interest rates thereof would depend on the type of financing and our ability to restructure our current indebtness outstanding under our credit facility. Due to covenant restrictions in our credit facility, we are currently unable to borrow additional amounts.

A hypothetical change of 1% in either the domestic bank rate or the LIBOR interest rates would increase or decrease gross interest expense approximately $51,000 per year based on our outstanding indebtness at September 30, 2010.

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

There have been no material developments during the quarter ended September 30, 2010 regarding our currently pending legal proceedings. For a discussion of certain of our current legal proceedings, please see [“Note 9 — Contingencies”] of the notes to the unaudited financial statements appearing elsewhere in this quarterly report.

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

We have entered an Agreement and Plan of Merger, as further described in Note 1 in the notes to the unaudited financial statements herein and in the proxy statement filed June 29, 2010. There can be no assurances that the contemplated merger transaction will occur. If the merger is not consummated, we will continue to need additional capital to remain a going concern and successfully operate our business.

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

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Our most recent waiver with our lender pursuant to our credit facility expired on June 15, 2010.  On July 8, 2010, we were notified by our lender that we failed to make the principal and interest payments due on July 1, 2010 and that such missed payments constituted an Event of Default under the Credit Agreement.  The current amount outstanding under the credit facility is approximately $5,100,000 plus accrued interest.  On October 28, 2010, the administrative agent of the credit facility notified the counterparty to the Company’s derivative contracts that an Event of Default had occurred and advised the counterparty to remit funds directly to the administrative agent.  On November 5, 2010, the counterparty to the Company’s derivative transactions advised the Company that funds (totally $363,000 for this month) will be held in escrow pending further investigation of the administrative agent’s request or additional direction from the Company.

Further, our lender has indicated that it will exercise additional remedies under the Credit Agreement to obtain the Company’s liquid cash payments or other collateral.  The diversion of the Company’s liquid collateral will materially impact its abilities to meet its ongoing payment obligations.  On November 8, 2010, Scotia Waterous (USA), Inc. provided a $.5 million capital contribution to Powder Holdings, LLC to fund general working capital requirements of the Company  pending closing, which is anticipated in the fourth quarter of 2010 subject to the satisfaction of certain closing conditions.  This capital will help the Company with its immediate capital needs, but it will still need to find other means to satisfy its obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the special meeting of the shareholders on August 9, 2010, the shareholders of Pinnacle Gas Resources, Inc. (the “Company”) voted to approve a proposal to adopt the Agreement and Plan of Merger dated as of February 23, 2010 (“Merger Agreement”) by and among the Company, Powder Holdings, LLC, a Delaware limited liability company, and Powder Acquisition Co. (“Powder”), a Delaware corporation and wholly-owned subsidiary of Powder.

The votes with respect to the proposal were as follows:

For	Against	Abstain	Broker Non-Votes
21,813,972	1,145,757	199,000	6,888,724

The Company anticipates that the closing will occur during the fourth quarter, subject to the satisfaction of customary closing conditions and the receipt of waivers from the Company’s lender, The Royal Bank of Scotland plc.

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

2.2	—

Amendment to Amended and Restated Agreement and Plan of Merger, dated as of September 29, 2010 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-33457) filed by Pinnacle Gas Resources, Inc. on September 29, 2010).

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

10.2	—	Waiver to Credit Agreement, dated as of August 19, 2009 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Pinnacle Gas Resources on August 19, 2009).

10.3	—	Fifth Amendment to the Credit Agreement, dated August 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on August 27, 2009).

10.4	—	Sixth Amendment to the Credit Agreement, dated October 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 22, 2009).

10.5	—	Waiver and Amendment, dated October 26, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on October 29, 2009).

10.6	—	Waiver and Amendment, dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 19, 2009).

10.7	—	Waiver and Amendment, dated November 23, 2009 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on November 23, 2009).

10.8	—	Waiver and Agreement dated as of January 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the 8-K filed by Pinnacle Gas Resources, Inc. on January 8, 2010).

10.9	—

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

Date: November 15, 2010

By:	/s/ Ronald T. Barnes
	Name:	Ronald T. Barnes
	Title:	Senior Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 15, 2010